Form 10-Q
period 1995-04-02
MATEC CORP/DE/
filed 1995-05-15
CIK 85608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended  April 2, 1995
                                -----------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission File Number 1-4184
                       --------------------------------------------------

                           MATEC Corporation
- - - - - - -------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


           Delaware                                  06-0737363
- - - - - - -------------------------------                 -------------------------
(State or other jurisdiction of                 (I.R.S Employer
incorporation or organization)                  Identification Number)


75 South St., Hopkinton, Massachusetts                         01748
- - - - - - ----------------------------------------                    -------------
(Address of principal executive offices)                    (Zip Code)


                           (508) 435-9039
- - - - - - -------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---    ---

As of May 10, 1995, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,764,550.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       April 2, 1995 and December 31, 1994 .....................     3

      Consolidated Statements of Operations -
       Three Months Ended April 2, 1995 and April 3, 1994 ......     4

      Consolidated Condensed Statements of Cash Flows -
       Three Months Ended April 2, 1995 and April 3, 1994 ......     5

      Notes to Consolidated Condensed Financial Statements .....   6-7

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations .....................  8-10


PART II. OTHER INFORMATION


      Item 4 - Submission of Matters to a Vote of
               Security Holders ................................    11

      Item 6 - Exhibits and Reports on Form 8-K ................    11

Signatures .....................................................    12

                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)
                                                  4/2/95        12/31/94
                                                 --------       --------
                     ASSETS
Current assets:
  Cash and cash equivalents ....................  $   569        $   544
  Receivables, net .............................    4,404          4,852
  Inventories ..................................    5,697          5,629
  Deferred income taxes and other current assets    1,213          1,145
                                                  -------        -------
    Total current assets .......................   11,883         12,170
                                                  -------        -------
Property, plant and equipment, at cost .........   17,889         17,474
  Less accumulated depreciation ................   11,221         10,887
                                                  -------        -------
                                                    6,668          6,587
Marketable equity securities ...................    1,617          1,552
Other assets ...................................      147            139
                                                  -------        -------
                                                  $20,315        $20,448
                                                  =======        =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ................................  $ 2,073        $   915
  Current portion of long-term debt ............      223            223
  Accounts payable .............................    1,796          3,152
  Accrued liabilities ..........................    1,406          1,375
  Income taxes .................................      314            326
                                                  -------        -------
    Total current liabilities ..................    5,812          5,991
                                                  -------        -------
Deferred income taxes ..........................    1,150          1,124
Long-term debt .................................      404            428
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ....        -              -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares;
   Issued 3,793,695 shares .....................      190            190
  Capital surplus ..............................    6,374          6,374
  Retained earnings ............................   10,732         10,727
  Net unrealized gain on marketable
   equity securities ...........................      871            832
  Treasury stock at cost, 1,029,145 shares .....   (5,218)        (5,218)
                                                  -------        -------
    Total stockholders' equity .................   12,949         12,905
                                                  -------        -------
                                                  $20,315        $20,448
                                                  =======        =======
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                (Unaudited)


                                          Three Months Ended
                                           4/2/95    4/3/94
                                          -------   -------
Net sales ............................    $ 6,319   $ 5,686
Cost of sales ........................      4,501     4,096
                                          -------   -------
  Gross profit .......................      1,818     1,590

Operating expenses:
  Selling and administrative .........      1,600     1,588
  Research and development ...........        112       239
                                          -------   -------
                                            1,712     1,827

Operating profit (loss) ..............        106      (237)

Other income (expense), net ..........        (98)      (16)
                                          -------   -------
Earnings (loss) before income taxes ..          8      (253)

Income (tax) credit ..................         (3)       86
                                          -------   -------
Net earnings (loss) ..................          5      (167)
                                          =======   =======

Earnings (loss) per share ............     $  .00    $ (.06)
                                           ======    ======

Average shares outstanding ...........      2,765     2,765
                                            =====     =====

Cash dividends per share .............      $   -     $   -
                                            =====     =====


See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Three Months Ended
                                                      4/2/95    4/3/94
                                                    --------  --------
Cash flows from operating activities:
 Net earnings (loss) ..............................  $     5   $  (167)
 Adjustments to reconcile net earnings (loss) to
  net cash provided (used) by operating activities:
   Non-cash items .................................      341       227
   Changes in operating assets and liabilities ....   (1,275)     (756)
                                                     -------   -------
Net cash (used) by operating activities                 (929)     (696)
- - - - - - ----------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures, net ........................     (415)     (276)
 Purchase of marketable equity securities .........        -      (150)
 Collection of amount due from sale of
  discontinued operations .........................      250       155
 Other, net........................................      (15)       (7)
                                                     -------   -------
Net cash (used) by investing activities                 (180)     (278)
- - - - - - ----------------------------------------------------------------------
Cash flows from financing activities:
 Net borrowings (repayments) under line of credit .    1,158         -
 Payments on long-term debt .......................      (24)      (24)
                                                     -------   -------
Net cash provided (used) by financing activities       1,134       (24)
- - - - - - ----------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents      25      (998)

Cash and cash equivalents:
 Beginning of period ..............................      544     2,222
                                                     -------   -------
 End of period ....................................  $   569   $ 1,224
                                                     =======   =======


See notes to consolidated condensed financial statements.

                        MATEC Corporation and Subsidiaries
           Notes to Consolidated Condensed Financial Statements

1. Financial Presentation:

    The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 MATEC
Corporation and Subsidiaries Annual Report which is incorporated by reference in Form 10-K for the year ended December 31, 1994.


2. Inventories:

    Inventories consist of the following (in thousands):
                                                 4/2/95     12/31/94
                                                -------     --------
         Raw materials .......................  $ 2,858      $ 3,007
         Work in process .....................      788          698
         Finished goods ......................    2,051        1,924
                                                -------      -------
                                                $ 5,697      $ 5,629
                                                =======      =======

    Inventories of $2,587,000 in 1995 and $2,752,000 in 1994 are
determined by the LIFO method.

3. Receivables, net:

    Receivables, net of allowances, consist of the following (in thousands):
                                                  4/2/95     12/31/94
                                                 -------     --------
    Accounts receivable, less allowance for
     doubtful accounts of $222,000 and $199,000   $4,404       $4,602
    Amount due on the sale
     of Alloy Surfaces Co., Inc. ..............        -          250
                                                  ------       ------
                                                  $4,404       $4,852
                                                  ======       ======

4. Income Taxes:

    The Company's estimated effective tax rate for 1995 is 38% compared to 34% in 1994. The lower rate in 1994 is primarily due to the limited state tax benefit of losses.

5. Subsequent Event:

    On April 12, 1995, the Company obtained $2 million in term debt financing from a financial institution. Part of the proceeds of the note were used to payoff the $1,449,000 outstanding balance under the Company's $2 million line of credit arrangement. The remaining proceeds will be used for general corporate purposes.

    The note is due June 30, 2000 with interest at 10% payable quarterly and is secured by all the Company's assets, except for real estate, marketable equity securities, and certain specific equipment. The note agreement includes covenants covering debt to equity and interest expense ratios and restrictions as to the amount of total debt, dividends and capital stock repurchases. Under the note agreement, the lender will subordinate its security interest for up to $4 million in debt, with corresponding increases in interest rates based on the subordination amounts.

    As part of the debt financing agreement, the Company issued the lender transferable common stock warrants to purchase 85,000 shares of the Company's common stock at $4.75 per share. The warrants expire on June 30, 2000.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Financial Condition
- - - - - - -------------------
     Cash and cash equivalents increased $25,000 during the three months ended April 2, 1995. The Company also borrowed $1,158,000 under its $2,000,000 line of credit arrangement. The main uses of the proceeds from the short-term borrowings were operations ($929,000) and capital expenditures ($415,000). A reduction in accounts payable of $1,356,000 offset in part by a $198,000 reduction in trade accounts receivable accounted for the main use of cash for operations.

     The Company spent $415,000 on capital expenditures during the three months ended April 2, 1995. Machinery and equipment additions in the steel cable segment ($338,000) accounted for the majority of these expenditures. These additions are geared toward adding new and upgrading existing production capabilities and processes within this segment.

     On April 12, 1995, the Company obtained $2 million of term debt due on June 30, 2000 and paid off the outstanding balance ($1,449,000) under its $2 million line of credit arrangement. Management believes that based on its $1 million line of credit arrangement, the $2 million term debt noted above, the current working capital, and the expected cash flows from operations its resources are sufficient to meet its financial needs in 1995 including a remaining capital expenditures budget of $1,285,000.


Results of Operations
- - - - - - ---------------------
    Net sales for the quarter ended April 2, 1995 increased $633,000 (11%) over the comparable period in 1994. The electronics and instruments segments reported sales increases of $641,000 (32%) and $166,000 (14%), respectively, over last year, offset in part by a $174,000 (7%) sales reduction in the steel cable segment.

  Electronics
  -----------
    All product lines reported significant sales gains over the first quarter of 1994. A majority of the sales increase was attributable to higher sales to both OEM and contract manufacturers in the telecommunications market and to the distributor markets.

  Instruments
  -----------
    During the quarter ended, sales in all three product areas increased over 1994. Sales to the non-destructive testing/evaluation market generated the majority of the sales increase as a result of higher sales of custom test systems for high pressure gas cylinders.

  Steel Cable
  -----------
    While overall sales to most markets remained level with or increased slightly over 1994, the sales decline from 1994 was mainly attributable to significantly lower sales of assembly products to the fitness equipment market.

Gross Profit
- - - - - - ------------
    During the quarter ended April 2, 1995, gross profit increased 14% over 1994 and the overall gross profit percentage increased from 28% in 1994 to 29% in 1995. The electronics segment reported an increase in its gross profit percentage, partially offset by a lower overall margin in the instruments segment. During these periods, the gross profit percentage remained equal in the steel cable segment.

    The 9% increase in the gross profit percentage in the electronics segment was mainly due to the favorable effects of allocating the fixed overhead expenses over the increased sales level, increased sales of internally manufactured products which produce a higher margin than that from the resale of imported products and product yield improvements. The overall margin rate in the instrument segment declined 6% from 1994. Higher occupancy costs due to increased space requirements of the segment and increased personnel costs due to additional employees were the main factors contributing to the lower overall margin rate. While sales declined 7% in the steel cable segment, the gross profit margin remained constant mainly due to a decrease in raw material costs attributable to the product mix.

Operating Expenses
- - - - - - ------------------
    Total selling and administrative expenses remained level with 1994 and research and development costs decreased $127,000 (53%) from 1994. The decrease in research and development is attributable to lower expenses as product and process development projects in both the instruments and electronics segments were completed in 1994.

Other Income (Expense), net
- - - - - - ---------------------------
    Other income (expense), net includes the following items:

                                   1995    1994
                                 -------  -------
                                  (in thousands)

    Interest expense ........... $  (82)  $   (1)
    Real estate operations .....    (23)     (23)
    Interest income ............      5        8
    Other, net .................      2        -
                                 ------   ------
                                 $  (98)  $  (16)
                                 ======   ======

    The increase in interest expense is attributable to higher levels of short-term borrowings in 1995.

    The Company reported an operating profit of $106,000 in 1995 versus an operating loss of $237,000 in 1994. Non-operating expenses increased $82,000 over 1994 mainly due to increased interest expense. As a result, the Company reported a pre-tax profit of $8,000 in 1995 compared to a pre-tax loss of $253,000 in 1994. The improvement in the operating performance from 1994 to 1995 is mainly attributable to the higher sales level, the increased gross profit percentage, and the decrease in operating expenses. The Company expects to see continuing improvements in operating performance during 1995 based on projected increased sales resulting from both the Company's sales of new products developed in recent years and in sales, product promotion and customer service geared toward increasing market share.

                        PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on April 26, 1995 to consider and vote on the election of seven directors.

          Stockholders cast votes for the election of directors as follows:

                Nominee               "For"          "Withheld"
          ------------------        ---------        ----------

          Eli Fleisher              2,258,942             8,224
          Robert B. Gill            2,259,069             8,097
          Lawrence Holsborg         2,258,994             8,172
          John J. McArdle III       2,259,017             8,149
          Joseph W. Tiberio         2,259,031             8,135
          Robert W. Valpey          2,258,698             8,468
          Ted Valpey, Jr.           2,258,636             8,530


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

            3. (b)   Amendment to Article III, Section 1 of the By-Laws
                     adopted April 26, 1995.  Filed herein, beginning on
                     page 13.
            3. (c)   By-Laws.  Filed herein, beginning on page 14.
            4.       Each instrument which defines the rights of holders
                     of long-term debt of Registrant and its subsidiaries under which the amount authorized does not exceed
                     10% of total assets of Registrant and subsidiaries on a consolidated basis has not been filed as an exhibit to this Form 10-Q. Registrant hereby undertakes and agrees to furnish a copy of each instrument to the Securities and Exchange Commission upon request.
           11.       Statement re Computation of Per Share Earnings.
                     Filed herein, beginning on page 23.
           27.       Financial Data Schedule.  Filed for electronic
                     purposes only.

          (b)  Reports on Form 8-K - None

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MATEC Corporation
                                     ------------------------------------


Date: May 15, 1995                   By /s/ Robert B. Gill
                                        ---------------------------------
                                        Robert B. Gill,
                                        President and Chief Executive
                                        Officer


Date: May 15, 1995                   By /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer