Form 10-Q
period 1995-07-02
MATEC CORP/DE/
filed 1995-08-14
CIK 85608

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended   July 2, 1995
                               ------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File Number  1-4184
                       --------------------------------------------------

                           MATEC Corporation
-------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


           Delaware                                  06-0737363
-------------------------------                 ----------------------
(State or other jurisdiction of                 (I.R.S Employer
incorporation or organization)                  Identification Number)


75 South Street, Hopkinton, Massachusetts                     01748
-----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)


                           (508) 435-9039
           ----------------------------------------------------
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

As of August 10, 1995, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,764,540.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       July 2, 1995 and December 31, 1994 ......................     3

      Consolidated Statements of Operations -  Three Months
       and Six Months Ended July 2, 1995 and July 3, 1994 ......     4

      Consolidated Condensed Statements of Cash Flows -
       Six Months Ended July 2, 1995 and July 3, 1994 ..........     5

      Notes to Consolidated Condensed Financial Statements .....   6-7

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations .....................  8-10


PART II. OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K ................    11

Signatures .....................................................    12

                      PART I - FINANCIAL INFORMATION

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)

                                                July 2,      December 31,
                                                 1995            1994
                                              ------------   ------------
                     ASSETS
Current assets:
  Cash and cash equivalents .................     $   474        $   544
  Receivables, net ..........................       4,669          4,852
  Inventories ...............................       6,429          5,629
  Deferred income taxes and
   other current assets .....................       1,179          1,145
                                                  -------        -------
    Total current assets ....................      12,751         12,170
                                                  -------        -------
Property, plant and equipment, at cost ......      18,311         17,474
  Less accumulated depreciation .............      11,536         10,887
                                                  -------        -------
                                                    6,775          6,587
Marketable equity securities ................       1,811          1,552
Other assets ................................         142            139
                                                  -------        -------
                                                  $21,479        $20,448
                                                  =======        =======
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable .............................     $   915        $   915
  Current portion of long-term debt .........         228            223
  Accounts payable ..........................       2,154          3,152
  Accrued liabilities .......................       1,374          1,375
  Income taxes ..............................         285            326
                                                  -------        -------
    Total current liabilities ...............       4,956          5,991
                                                  -------        -------
Deferred income taxes .......................       1,227          1,124
Long-term debt ..............................       2,178            428
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none .           -              -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares;
   Issued 3,793,695 shares ..................         190            190
  Capital surplus ...........................       6,397          6,374
  Retained earnings .........................      10,761         10,727
  Net unrealized gain on marketable
   equity securities ........................         988            832
  Treasury stock at cost,
   1,029,155 and 1,029,145 shares ...........      (5,218)        (5,218)
                                                  -------        -------
    Total stockholders' equity ..............      13,118         12,905
                                                  -------        -------
                                                  $21,479        $20,448
                                                  =======        =======
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                 (Unaudited)

                               Three Months Ended    Six Months Ended
                                7/2/95    7/3/94     7/2/95    7/3/94
                               -------   -------    -------   -------

Net sales ...................  $ 7,026   $ 5,817    $13,345   $11,503
Cost of sales ...............    4,897     4,044      9,398     8,140
                               -------   -------    -------   -------
  Gross profit ..............    2,129     1,773      3,947     3,363

Operating expenses:
  Selling and administrative     1,857     1,664      3,456     3,252
  Research and development ..      119       252        231       491
                               -------   -------    -------   -------
                                 1,976     1,916      3,687     3,743

Operating profit (loss) .....      153      (143)       260      (380)
Other income (expense), net .     (106)       (3)      (204)      (19)
                               -------   -------    -------   -------

Earnings (loss) before
 income taxes ...............       47      (146)        56      (399)
Income (taxes) credit .......      (19)       43        (22)      129
                               -------   -------    -------   -------

Net earnings (loss) .........  $    28   $  (103)   $    34   $  (270)
                               =======   =======    =======   =======

Earnings (loss) per share ...    $ .01    $ (.04)     $ .01    $ (.10)
                                 =====    ======      =====    ======

Average shares outstanding ..    2,765     2,765      2,765     2,765
                                 =====     =====      =====     =====

Cash dividends per share ....    $   -     $   -      $   -     $   -
                                 =====     =====      =====     =====


See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                      Six Months Ended
                                                     7/2/95     7/3/94
                                                    --------   --------

Cash flows from operating activities:
 Net earnings (loss) .............................. $    34    $   (270)
 Adjustments to reconcile net earnings (loss) to
  net cash (used) by operating activities:
   Non-cash items .................................     659         479
   Changes in operating assets and liabilities ....  (1,941)       (467)
                                                    -------    --------
Net cash (used) by operating activities              (1,248)       (258)
-----------------------------------------------------------------------

Cash flows from investing activities:
 Capital expenditures, net ........................    (827)     (1,110)
 Purchase of marketable equity securities .........       -        (150)
 Collection of amount due from sale of
  discontinued operations .........................     250         155
 Other, net........................................     (22)         (2)
                                                    -------    --------
Net cash (used) by investing activities                (599)     (1,107)
-----------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt
  and warrants ....................................   2,000           -
 Payments on long-term debt .......................    (223)       (209)
                                                    -------    --------
Net cash provided (used) by financing activities      1,777        (209)


Net (decrease) in cash and cash equivalents .......     (70)     (1,574)

Cash and cash equivalents:
 Beginning of period ..............................     544       2,222
                                                    -------     -------
 End of period .................................... $   474     $   648
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

2. Inventories:

    Inventories consist of the following (in thousands):
                                                 7/2/95     12/31/94
                                                -------     --------
         Raw materials .......................  $ 3,321      $ 3,007
         Work in process .....................      836          698
         Finished goods ......................    2,272        1,924
                                                -------      -------
                                                $ 6,429      $ 5,629
                                                =======      =======

    Inventories of $2,970,000 in 1995 and $2,752,000 in 1994 are
determined by the LIFO method.

3. Receivables, net:

    Receivables, net of allowances, consist of the following (in thousands):
                                                  7/2/95     12/31/94
                                                 -------     --------
    Accounts receivable, less allowance for
     doubtful accounts of $218,000 and $199,000   $4,669       $4,602
    Amount due on the sale
     of Alloy Surfaces Co., Inc. ..............        -          250
                                                  ------       ------
                                                  $4,669       $4,852
                                                  ======       ======

4. Income Taxes:

    The Company's estimated effective tax rate for 1995 is 39% compared to 32% in 1994. The lower rate in 1994 is primarily due to the limited state tax benefit of losses.

4. Long-Term Debt:

    Long-term debt consists of the following:

                                                    7/2/95    12/31/94
                                                   --------   --------
    10% Term Debt, $2 million face amount,
     due in 2000; interest payable quarterly        $ 1,978    $     -
    Industrial Revenue Bonds:
     Principal payments of $180,000 in 1996 and
      $200,000 in 1997; interest payable semi-
      annually at a rate of 7.0%                        380        555
     Semi-annual principal payments of $24,167
      through 1996; interest payable semi-annually
      at a rate of 65% of the trustee's prime rate       48         96
                                                    -------    -------
                                                      2,406        651
    Less current portion                                228        223
                                                    -------    -------
                                                    $ 2,178    $   428
                                                    =======    =======

    The Term Debt Note is secured by all the Company's assets, except for real estate, marketable equity securities, and certain specific equipment with a total book value of $278,000. The Term Debt Agreement includes covenants covering debt to equity and interest expense ratios and restrictions as to the amount of total debt, dividends, and capital stock repurchases. Under the Agreement, the lender will subordinate its security interest for up to $4 million in debt, with corresponding increases in interest rates based on the subordination amounts. As part of the Agreement, the Company issued the lender transferable common stock warrants to purchase 85,000 shares of the Company's common stock at $4.75 per share. The warrants expire on June 30, 2000.

    The Industrial Revenue Bonds are secured by certain assets with carrying values of $3,018,000.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Financial Condition
-------------------
    Cash and cash equivalents decreased $70,000 during the six months ended July 2, 1995 and the Company received $2 million from the issuance of term debt. The main uses of the cash were operations ($1,248,000) and capital expenditures ($827,000). A decrease in accounts payable of $998,000 and an increase in inventory of $800,000, partially offset by $659,000 of depreciation expense, were the main reasons for the use of cash by operations. Overall inventory increased 14% with all segments reporting higher levels in order to support the increased levels of current and projected future business.

    The Company spent $827,000 on capital expenditures during the six months ended July 2, 1995. Machinery and equipment additions in the steel cable segment accounted for the majority of these expenditures. These additions are geared toward adding new and upgrading existing production capabilities and processes within this segment.

    Management believes that based on its current working capital, the expected cash flows from operations, and its $1 million line of credit, the Company's present resources are sufficient to meet its financial needs in 1995 including a remaining capital expenditures budget of $873,000. However, management continues to investigate the possibility of increasing its line of credit facility in order to give the Company additional flexibility as its businesses grow.

Results of Operations
---------------------
    Net sales for the quarter and six months ended July 2, 1995 increased $1,209,000 (21%) and $1,842,000 (16%), respectively, over the comparable periods in 1994. The following table presents by segment the amounts and percentages of sales increase from the corresponding prior year periods.

                             Quarter Ended         Six Months Ended
                                 7/2/95                 7/2/95
                            ---------------        ----------------
        Segment             (000's)      %         (000's)       %
-----------------------     -------     ---        -------      ---
Electronics ...........     $   795      42        $ 1,436       37
Instruments ...........         585      42            751       29
Steel cable ...........        (171)     (7)          (345)      (7)
                            -------                -------
    Total .............     $ 1,209      21        $ 1,842       16
                            =======                =======

  Electronics
  -----------
    All product lines reported significant sales increases over both 1994 periods. The majority of the sales increases were attributable to higher sales to both OEM and contract manufacturers in the telecommunications market and to the distributor markets.

  Instruments
  -----------
    During both periods, higher sales to the non-destructive testing/evaluation ("NDT/NDE") markets accounted for the majority of the net sales increases over last year. Current year sales to the colloidal market remained relatively flat with the 1994 periods, while sales to the medical research markets declined slightly from 1994 levels during both periods.

    The sales increases to the NDT/NDE markets were attributable to higher sales of its custom test systems. The sales declines to the medical research market resulted from lower foreign sales, partially offset by higher domestic sales.

  Steel Cable
  -----------
    During both periods, overall sales to most markets remained level with or increased slightly over the 1994 periods. The net sales declines in both periods were mainly attributable to lower sales of assembly products to the fitness equipment market.


Gross Profit
------------
    During the quarter and six months ended July 2, 1995, total gross profit increased 20% and 17%, respectively, over the comparable 1994 periods. During both periods, the overall gross profit percentage remained level with the prior year. The electronics segment reported increases in its gross profit percentages during both these periods, offset by lower margins in both the instruments and steel cable segments.

    In the electronics segment, the increases in the gross profit percentages over 1994 (47% for the quarter and 26% for the six months) were mainly due to the favorable effects of allocating the fixed overhead expenses over the increased sales levels, increased sales of internally manufactured products which produce a higher margin than that from the resale of imported products, and product yield improvements.

    The overall gross margin rate in the instrument segment declined 19% and 13% from that in 1994 during the quarter and the six months ended periods, respectively. Changes in the product mix of sales, higher occupancy costs due to increased space requirements of the segment, and increased personnel costs caused by additional employees were the main factors contributing to the lower overall margins.

    In the steel cable segment, the current year gross profit percentage decreased 27% and 13% from 1994 during the quarter and the six months ended periods, respectively. During both periods, the lower margins were primarily due to the start-up expenses and the operating inefficiencies associated with several new programs scheduled for second and third quarter production, increased depreciation expense, and the effect of the fixed operating costs over the lower sales volume.

Operating Expenses
------------------
    During the quarter and six months ended July 2, 1995, selling and administrative expenses increased $193,000 (12%) and $204,000 (6%), respectively, over the 1994 comparable periods. Higher selling expenses accounted for the increase during both periods. Increased sales commission expense in the electronics and instrument segments and increased personnel expenses due to additional employees in all segments were the major items causing the higher selling expenses.

    During the quarter and six months ended July 2, 1995, research and development expenses decreased $133,000 and $260,000, respectively, from the corresponding periods in 1994. These expense decreases are due to lower expenses as product and process development projects in both the instruments and electronics segments were completed in 1994.

Other Income (Expense), net
---------------------------
    Other income (expense), net includes the following items:
                              Quarter Ended     Six Months Ended
                             7/2/95   7/3/94     7/2/95   7/3/94
                             ------   ------     ------   ------
                                       (in thousands)
Interest expense ........... $  (91)  $   (1)    $ (173)  $   (2)
Real estate operations .....    (25)     (14)       (48)     (37)
Interest income ............      8        6         13       15
Other, net .................      2        6          4        5
                             ------   ------     ------   ------
                             $ (106)  $   (3)    $ (204)  $  (19)
                             ======   ======     ======   ======
    The increases in interest expense are attributable to the higher levels of outstanding debt during 1995. The increased losses in the real estate operations are mainly attributable to lower levels of rental income.


    The Company reported operating profits of $153,000 and $260,000 during the quarter and six months ended July 2, 1995, respectively, versus losses of $143,000 and $380,000, respectively, in the comparable 1994 periods. Non-operating expenses increased $103,000 and $185,000 over the corresponding 1994 periods, respectively, mainly as a result of increased interest expense. As a result, the Company reported a pre-tax profit of $47,000 for the quarter ended July 2, 1995 versus a pre-tax loss of $146,000 for the 1994 period. For the six months ended July 2, 1995, the Company reported a pre-tax profit of $56,000 versus a $399,000 pre-tax loss in 1994. The improvements in the 1995 operating performance are mainly due to the higher sales level, the increased gross margin, and the decrease in operating expenses. The Company expects to see continuing improvements in operating performance during 1995 based on the projected sales increases resulting from both the Company's sales of new products developed in recent years and in sales, product promotion and customer service geared to increasing market share.

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

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

           4.(a) Common Stock Purchase Warrant dated April 12, 1995 between the Registrant and Massachusetts Capital Resource Company. Filed herein, beginning on page 15.

          11. Statement re Computation of Per Share Earnings. Filed herein, beginning on page 28.

          27. Financial Data Schedule. Filed for electronic purposes only.

         (b)  Reports on Form 8-K - None

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MATEC Corporation
                                     ---------------------------------


Date: August 11, 1995                By /s/ Robert B. Gill
                                        ------------------------------
                                        Robert B. Gill,
                                        President and Chief Executive
                                        Officer


Date: August 11, 1995                By /s/ Michael J. Kroll
                                        ------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer