Form 10-Q
period 1995-10-01
MATEC CORP/DE/
filed 1995-11-14
CIK 85608

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended   October 1, 1995
                               ------------------------------------------
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

As of November 10, 1995, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,764,380.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       October 1, 1995 and December 31, 1994 ...................     3

      Consolidated Statements of Operations - Three Months and
       Nine Months Ended October 1, 1995 and October 2, 1994 ...     4

      Consolidated Condensed Statements of Cash Flows -
       Nine Months Ended October 1, 1995 and October 2, 1994 ...     5

      Notes to Consolidated Condensed Financial Statements .....   6-7

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations .....................  8-11


PART II. OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K ................    12

Signatures .....................................................    13

                      PART I - FINANCIAL INFORMATION

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)

                                               October 1,    December 31,
                                                  1995           1994
                                              ------------   ------------
                     ASSETS
Current assets:
  Cash and cash equivalents .................     $   502        $   544
  Receivables, net ..........................       5,188          4,852
  Inventories ...............................       7,235          5,629
  Deferred income taxes and
   other current assets .....................       1,163          1,145
                                                  -------        -------
    Total current assets ....................      14,088         12,170
                                                  -------        -------
Property, plant and equipment, at cost ......      18,551         17,474
  Less accumulated depreciation .............      11,829         10,887
                                                  -------        -------
                                                    6,722          6,587
Marketable equity securities ................       2,394          1,552
Other assets ................................         138            139
                                                  -------        -------
                                                  $23,342        $20,448
                                                  =======        =======
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable .............................     $   915        $   915
  Current portion of long-term debt .........         228            223
  Accounts payable ..........................       3,265          3,152
  Accrued liabilities .......................       1,459          1,375
  Income taxes ..............................         293            326
                                                  -------        -------
    Total current liabilities ...............       6,160          5,991
                                                  -------        -------
Deferred income taxes .......................       1,488          1,124
Long-term debt ..............................       2,179            428
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none .           -              -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares;
   Issued 3,793,695 shares ..................         190            190
  Capital surplus ...........................       6,397          6,374
  Retained earnings .........................      10,809         10,727
  Net unrealized gain on marketable
   equity securities ........................       1,337            832
  Treasury stock at cost,
   1,029,215 and 1,029,145 shares ...........      (5,218)        (5,218)
                                                  -------        -------
    Total stockholders' equity ..............      13,515         12,905
                                                  -------        -------
                                                  $23,342        $20,448
                                                  =======        =======
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                 (Unaudited)

                               Three Months Ended    Nine Months Ended
                               10/1/95   10/2/94    10/1/95   10/2/94
                               -------   -------    -------   -------

Net sales ...................  $ 7,118   $ 6,042    $20,463   $17,546
Cost of sales ...............    5,160     4,311     14,559    12,451
                               -------   -------    -------   -------
  Gross profit ..............    1,958     1,731      5,904     5,095

Operating expenses:
  Selling and administrative     1,645     1,444      5,102     4,696
  Research and development ..      158       238        388       729
                               -------   -------    -------   -------
                                 1,803     1,682      5,490     5,425

Operating profit (loss) .....      155        49        414      (330)
Other income (expense), net .      (79)      (24)      (283)      (44)
                               -------   -------    -------   -------

Earnings (loss) before
 income taxes ...............       76        25        131      (374)
Income (taxes) credit .......      (27)       (7)       (49)      122
                               -------   -------    -------   -------

Net earnings (loss) .........  $    49   $    18    $    82   $  (252)
                               =======   =======    =======   =======

Earnings (loss) per share ...    $ .02    $  .01      $ .03    $ (.09)
                                 =====    ======      =====    ======

Average shares outstanding ..    2,765     2,765      2,765     2,765
                                 =====     =====      =====     =====

Cash dividends per share ....    $   -     $   -      $   -     $   -
                                 =====     =====      =====     =====


See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Nine Months Ended
                                                    10/1/95    10/2/94
                                                    --------   --------

Cash flows from operating activities:
 Net earnings (loss) .............................. $    82    $   (252)
 Adjustments to reconcile net earnings (loss) to
  net cash (used) by operating activities:
   Non-cash items .................................     941         735
   Changes in operating assets and liabilities ....  (1,999)     (1,300)
                                                    -------    --------
Net cash (used) by operating activities                (976)       (817)
-----------------------------------------------------------------------

Cash flows from investing activities:
 Capital expenditures, net ........................  (1,077)     (1,625)
 Purchase of marketable equity securities .........       -        (150)
 Collection of amount due from sale of
  discontinued operations .........................     250         155
 Other, net........................................     (18)         (3)
                                                    -------    --------
Net cash (used) by investing activities                (845)     (1,623)
-----------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt
  and warrants ....................................   2,000           -
 Net borrowings under line of credit ..............       -         915
 Payments on long-term debt .......................    (221)       (209)
                                                    -------    --------
Net cash provided by financing activities             1,779         706
-----------------------------------------------------------------------

Net (decrease) in cash and cash equivalents .......     (42)     (1,734)

Cash and cash equivalents:
 Beginning of period ..............................     544       2,222
                                                    -------     -------
 End of period .................................... $   502     $   488
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

2. Inventories:

    Inventories consist of the following (in thousands):
                                                10/1/95     12/31/94
                                                -------     --------
         Raw materials .......................  $ 3,494      $ 3,007
         Work in process .....................    1,025          698
         Finished goods ......................    2,716        1,924
                                                -------      -------
                                                $ 7,235      $ 5,629
                                                =======      =======

    Inventories of $3,106,000 in 1995 and $2,752,000 in 1994 are
determined by the LIFO method.

3. Receivables, net:

    Receivables, net of allowances, consist of the following (in thousands):
                                                 10/1/95     12/31/94
                                                 -------     --------
    Accounts receivable, less allowance for
     doubtful accounts of $220,000 and $199,000   $5,188       $4,602
    Amount due on the sale
     of Alloy Surfaces Co., Inc. ..............        -          250
                                                  ------       ------
                                                  $5,188       $4,852
                                                  ======       ======

4. Income Taxes:

    The Company's estimated effective tax rate for 1995 is 37% compared to 32% in 1994. The lower rate in 1994 is primarily due to the limited state tax benefit of losses.

4. Long-Term Debt:

    Long-term debt consists of the following:

                                                   10/1/95    12/31/94
                                                   --------   --------
    10% Term Debt, $2 million face amount,
     due in 2000; interest payable quarterly        $ 1,979    $     -
    Industrial Revenue Bonds:
     Principal payments of $180,000 in 1996 and
      $200,000 in 1997; interest payable semi-
      annually at a rate of 7.0%                        380        555
     Semi-annual principal payments of $24,167
      through 1996; interest payable semi-annually
      at a rate of 65% of the trustee's prime rate       48         96
                                                    -------    -------
                                                      2,407        651
    Less current portion                                228        223
                                                    -------    -------
                                                    $ 2,179    $   428
                                                    =======    =======

    The Term Debt Note is secured by all the Company's assets, except for real estate, marketable equity securities, and certain specific equipment with a total book value of $266,000. The Term Debt Agreement includes covenants covering debt to equity and interest expense ratios and restrictions as to the amount of total debt, dividends, and capital stock repurchases. Under the Agreement, the lender will subordinate its security interest for up to $4 million in debt, with corresponding increases in interest rates based on the subordination amounts. As part of the Agreement, the Company issued the lender transferable common stock warrants to purchase 85,000 shares of the Company's common stock at $4.75 per share. The warrants expire on June 30, 2000.

    The Industrial Revenue Bonds are secured by certain assets with carrying values of $2,985,000.


5. Short-Term Debt:

    On September 25, 1995 the Company entered into a $2 million demand line of credit agreement with a bank. The line is secured by all assets except real estate and marketable equity securities. There are no compensating balance requirements or commitment fees under the arrangement and the interest rate is the bank's prime rate plus 1%. Advances under the line are based on percentage formulas of specific receivable and inventory balances of certain subsidiaries. The Company had no borrowings outstanding at October 1, 1995.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Financial Condition
-------------------
    Cash and cash equivalents decreased $42,000 during the nine months ended October 1, 1995 and the Company received $2 million from the issuance of term debt. The main uses of the cash were operations ($976,000) and capital expenditures ($1,077,000). Increases in inventory of $1,606,000 and trade receivables of $586,000, partially offset by $961,000 of depreciation expense, were the main reasons for the use of cash by operations. While all segments reported higher levels of inventory, increased inventory levels in the electronics segment accounted for the majority of the 29% rise in total inventory. The higher inventory levels are mainly needed to support the increased levels of current and projected future business. The increase in the trade receivables is attributable to the higher sales volume.

    The Company spent $1,077,000 on capital expenditures during the nine months ended October 1, 1995. Machinery and equipment additions in the steel cable segment accounted for the majority of these expenditures. These additions are geared toward adding new and upgrading existing production capabilities and processes within this segment.

    Management believes that based on its current working capital, the expected cash flows from operations, and its $3 million lines of credit, the Company's present resources are sufficient to meet its financial needs in 1995 including a remaining capital expenditures budget of $623,000.

Results of Operations
---------------------
    Net sales for the quarter and nine months ended October 1, 1995 increased $1,076,000 (18%) and $2,917,000 (17%), respectively, over the comparable periods in 1994. The following table presents by segment the amounts and percentages of sales increase (decrease) from the corresponding prior year periods.

                             Quarter Ended         Nine Months Ended
                                10/1/95                10/1/95
                            ---------------        ----------------
        Segment             (000's)      %         (000's)       %
-----------------------     -------     ---        -------      ---
Electronics ...........     $ 1,292      67        $ 2,727       47
Instruments ...........         (66)     (4)           685       16
Steel cable ...........        (150)     (6)          (495)      (7)
                            -------                -------
    Total .............     $ 1,076      18        $ 2,917       17
                            =======                =======

  Electronics
  -----------
    All product lines reported significant sales increases over both 1994 periods. The majority of the sales increases were attributable to higher sales to both OEM and contract manufacturers in the telecommunications market and to the distributor markets.

  Instruments
  -----------
    During both the current quarter and on a year-to-date basis, higher sales to both the non-destructive testing/evaluation ("NDT/NDE") and medical research markets, partially offset by lower sales to the colloidal markets accounted for the net sales changes from the comparable 1994 periods.

    The sales increases (12% for the quarter and 63% for the year-to-date) to the NDT/NDE markets were attributable to higher sales of its custom test systems. The sales increases (66% for the quarter and 5% for the year-to-date) to the medical research market resulted from both sales of its new products introduced in late 1994 and higher domestic sales partially offset by lower foreign sales. The decreased sales (32% for the quarter and 10% for the year-to-date) to the colloidal market was mainly due to lower sales of its older ESA-8000 instrument.

  Steel Cable
  -----------
    During both periods, overall sales to most markets increased or decreased slightly from the 1994 periods. The net sales declines in both periods were mainly attributable to lower sales of assembly products to the fitness equipment market.


Gross Profit
------------
    During the quarter and nine months ended October 1, 1995, total gross profit increased 13% and 16%, respectively, over the comparable 1994 periods. During the current quarter the overall gross profit percentage decreased slightly from 1994, while during the nine months ended the overall margin remained level with the prior year. During both of these periods, the electronics segment reported increases in its gross profit percentages, offset by lower margins in steel cable segment. In the instruments segment, the gross profit percentage remained level with 1994 during the current quarter and decreased from 1994 on a year-to-date basis.

    In the electronics segment, the increases in the gross profit percentages over 1994 (67% for the quarter and 37% for the nine months) were mainly due to the favorable effects of allocating the fixed overhead expenses over the increased sales levels, increased sales of internally manufactured products which produce a higher margin than that from the resale of imported products, and product yield improvements.

    The overall gross profit percentage in the instrument segment remained level with that in 1994 during the quarter ended and declined 8% from last year during the nine months ended. While sales during the quarter ended declined from the prior year, the overall gross profit percentage remained level with 1994 due to changes in the product mix of sales. While sales increased during the nine months ended, a lower overall margin was reported because of changes in the product mix of sales, higher occupancy costs due to increased space requirements of the segment, and increased personnel costs caused by additional employees.

    In the steel cable segment, the current year gross profit percentage decreased 42% and 25% from 1994 during the quarter and the nine months ended periods, respectively. During both periods, the lower margins were primarily due to the start-up expenses and the operating inefficiencies associated with several new programs scheduled for second and third quarter production, increased depreciation expense, and the effect of the fixed operating costs over the lower sales volume.


Operating Expenses
------------------
    During the quarter and nine months ended October 1, 1995, selling and administrative expenses increased $201,000 (14%) and $406,000 (9%), respectively, over the 1994 comparable periods. Higher selling expenses accounted for the majority of the increase during both periods.
Increased sales commission expense in the electronics and instrument segments and increased personnel expenses due to additional employees in all segments were the major items causing the higher selling expenses.

    During the quarter and nine months ended October 1, 1995, research and development expenses decreased $80,000 and $341,000, respectively, from the corresponding periods in 1994. These expense decreases are due to lower expenses as product and process development projects in both the instruments and electronics segments were completed in 1994 or early 1995.


Other Income (Expense), net
---------------------------
    Other income (expense), net includes the following items:

                              Quarter Ended     Nine Months Ended
                             10/1/95  10/2/94    10/1/95  10/2/94
                             -------  -------    -------  -------
                                       (in thousands)
Interest expense ........... $  (85)  $  (13)    $ (258)  $  (16)
Real estate operations .....      5      (17)       (43)     (54)
Interest income ............      0        9         13       24
Other, net .................      1       (3)         5        2
                             ------   ------     ------   ------
                             $  (79)  $  (24)    $ (283)  $  (44)
                             ======   ======     ======   ======

    The increases in interest expense are attributable to the higher levels of outstanding debt during 1995. The improvements in the real estate operations are mainly due to lower operating expenses. The reduced amounts of interest income are attributable to the lower levels of cash investments in 1995.

    The Company reported operating profits of $155,000 and $414,000 during the quarter and nine months ended October 1, 1995, respectively, versus an operating profit of $49,000 and an operating loss of $330,000 in the comparable 1994 periods. Non-operating expenses increased $55,000 and $239,000 over the corresponding 1994 periods, respectively, mainly as a result of increased interest expense. As a result, the Company reported a pre-tax profit of $76,000 for the quarter ended October 1, 1995 versus a pre-tax profit of $25,000 for the 1994 period. For the nine months ended October 1, 1995, the Company reported a pre-tax profit of $131,000 versus a pre-tax loss of $374,000 in 1994.

    The improvements in the 1995 operating performance are mainly due to the higher sales level, the increased gross margin, and the reduction in operating expenses as a percentage of sales. The Company expects to see continuing improvements in operating performance during 1995 based on the projected sales increases resulting from both the Company's sales of new products developed in recent years and in sales, product promotion and customer service geared to increasing market share.

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

          11. Statement re Computation of Per Share Earnings. Filed herein, beginning on page 14.

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



                                             MATEC Corporation
                                     ---------------------------------


Date: November 13, 1995              By /s/ Robert B. Gill
                                        ------------------------------
                                        Robert B. Gill,
                                        President and Chief Executive
                                        Officer


Date: November 13, 1995              By /s/ Michael J. Kroll
                                        ------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer