Form 10-K
period 1995-12-31
MATEC CORP/DE/
filed 1996-03-27
CIK 85608

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                          -----------------
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to
                               ------------    ------------
Commission file number 1-4184
                       ------
                             MATEC Corporation
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                                       06-0737363
-------------------------------                   ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification number)

75 South St., Hopkinton, Massachusetts                         01748
--------------------------------------                       ----------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code: (508) 435-9039
                                                    --------------
Securities registered pursuant to Section 12 (b) of the Act:

    Title of each class:        Name of each exchange on which registered:
    --------------------        ------------------------------------------
Common Stock $.05 par value                American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         Yes  X       No
                            ------      -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates: $5,983,530 (computed by reference to the last sales price of such common stock on March 21, 1996 as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 21, 1996: 2,764,331

Documents incorporated by reference:
  Annual Report to Stockholders for the year ended December 31, 1995:
   Parts I, II and IV
  Proxy Statement for the 1996 annual meeting of stockholders: Part III

                                 PART I


Item 1.  Business
-----------------

General
-------

    MATEC Corporation ("MATEC" or "Registrant") is incorporated under the laws of Delaware. As used herein the term "Company" refers to MATEC and its subsidiaries.

Industry Segments
-----------------

    The Company's business operates in three segments: Electronics, Steel Cable, and Instruments, and is conducted primarily through its four principal wholly owned operating subsidiaries.

    The Company has two real estate complexes, located in Delaware and Massachusetts, which are operated by its wholly owned subsidiaries, RSC Realty Corporation and MEKontrol, Inc., respectively.

    Financial information about industry segments is set forth in
Note 12 of the Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders, which Note is incorporated herein by reference.


Principal Products and Services
-------------------------------
  Electronics
  -----------

    Valpey-Fisher Corporation ("Valpey") is involved in the design, production, import, and sale of quartz crystals and oscillators. In addition, Valpey manufactures and provides a wide variety of piezoelectric products and related services.

    The quartz crystals and oscillators are used in commercial, industrial, military, and aerospace products which rely on electronic rather than mechanical control of their function. To assure precise timing and control, the electronic circuitry used in these products incorporates quartz crystals and oscillators as integral components. Except for more costly atomic standards, quartz crystals and oscillators continue to be one of the most stable references for accurately controlling electronic frequencies and time.

    Valpey's products and capabilities include:
       - high-volume, low-cost crystals and oscillators for consumer and commercial applications,
       - high-reliability, precision crystals and oscillators used in sophisticated industrial, military and aerospace applications.
       - ultra-high frequency crystals used in crystal filters and oscillators for OEM telecommunications and microwave applications.

    Applications for Valpey's products include computers, computer peripheral equipment such as modems and high resolution graphics terminals, microprocessor-based instrumentation, communications equipment, and defense and aerospace electronics. A significant portion of the high-volume, low-cost product sales is derived from imported products. Crystal and oscillator sales accounted for 40%, 30%, and 31% of the Company's sales for the years ended December 31, 1995, 1994 and 1993, respectively.

    Piezoelectric products manufactured by Valpey include ultrasonic transducer crystals and assemblies, surface acoustic wave (SAW) substrates, and precision quartz crystals. In addition, Valpey provides a variety of related services to the electronic and optical markets of the research, commercial, industrial, medical, and aerospace industries.

    Products are sold by its direct sales personnel, independent manufacturers' representatives and distributors.

    Cultured quartz, which is available from a number of domestic and foreign suppliers, is the principal raw material.

    Valpey imports products from various Far East (including China, Japan, South Korea, and Taiwan) suppliers for resale to its customers. Historically, Valpey has not experienced significant quality or delivery problems with these suppliers. In order to eliminate the effects of currency fluctuations, Valpey purchases the product in U.S. dollars. However, Valpey is subject to the inherent risks involved in international trade such as political instability and restrictive trade policies.


Steel Cable
-----------

    Bergen Cable Technologies, Inc. ("Bergen") is involved in the design and manufacture of custom mechanical control assemblies. In addition, Bergen manufactures or purchases and sells a wide range of small diameter cables made primarily of stainless or galvanized steel. Current cable capabilities range from a .0045" diameter miniature cable to a 0.187" wire rope. Bergen's sales accounted for 34%, 42% and 46% of the Company's sales for the years ended December 31, 1995, 1994 and 1993, respectively.

    A substantial portion of Bergen's cable assembly business is custom-designed to meet customers' specifications and requirements. Bergen's major markets include the OEM automotive, aerospace, medical and marine.

    Bergen also produces the Safety Cable (TM) System, a fastener retention system, used in securing fasteners during the manufacture or repair of aircraft components. This System, developed by Bergen and the GE Aircraft Group, consists of Bergen's stainless steel cable, stainless steel ferrules, and an exclusive, patented crimping and cutting tool.

    Bergen's principal raw materials, which include carbon steel, stainless steel and improved plow steel are available from both domestic and foreign suppliers.

    Products are sold by its direct sales personnel and through independent manufacturers' representatives.

    Sales to the aerospace and automotive markets accounted for approximately 60% of Bergen's sales during each of the three years ended December 31, 1995.


  Instruments
  -----------

    The Company's Instruments segment includes Matec Applied Sciences, Inc. ("MASI") and Matec Instruments, Inc.("MI"). These subsidiaries develop and manufacture computer-controlled ultrasonic test equipment to perform real-time measurements and analysis. The Instruments segment accounted for 21%, 24%, and 20% of the Company's sales for the years ended December 31, 1995, 1994 and 1993, respectively.

    The instruments are sold in the USA mainly through each subsidiary's sales personnel, while foreign sales are performed through independent manufacturers' representatives. Export sales accounted for 49%, 53%, and 41% of this segment's sales for the years ended December 31, 1995, 1994 and 1993, respectively.

    Export sales are primarily shipped to customers located in Europe, the Pacific Rim and Canada. Product is sold in U.S. dollars and may be shipped on open account (based on credit history and rating), through a letter of credit, or by payment of cash in advance.

    Under the European Electromagnetic Compatibility ("EMC") Directive, instruments shipped to Europe after December 31, 1995 will require the Conformite European ("CE") marking signifying compliance to the EMC standards. The CE mark indicates that the product complies with certain standards set by the European nations. MASI and MI have completed the compliance testing for the CE mark on certain of its products and will complete compliance testing in the future for additional products. The companies will not seek the CE mark for certain older products. The Company does not believe that the inability to sell these older products to the European nations will have a material effect on MASI's and MI's results of operations.
                                   -5-

    The principal raw materials used are electronic components. Generally, most of the components are available from a number of sources. However, a few electronic components are purchased from single suppliers. The Company believes, however, that if necessary, alternate sources of supply for these items could be developed and delays in obtaining alternate sources would not have a material adverse effect on its business.

    Matec Applied Sciences, Inc. ("MASI")
    -------------------------------------

    MASI produces and sells instruments that evaluate the stability of colloidal dispersions (small particles in suspension) for fundamental and applied research in both laboratory and industrial applications.
Currently, MASI sells three instruments: the ESA-8000 ("ESA"), the AcoustoSizer(TM) and the CHDF 1100 Particle Sizer ("CHDF").

    The ESA system measures the tendency of particles in suspension either to remain in stable suspension or to precipitate out of suspension. Unlike older methods which are limited to dilute dispersions, ESA techniques permit measurements of opaque samples with particle concentrations up to 75% by weight. The major markets for this system include industries involved in the research and processing of pigments, minerals and ores, ceramics and petrochemicals.

    The CHDF, which was introduced in 1989, determines size and size distribution of submicron particles (less than forty millionths of an inch). The primary markets for this instrument are the latex, pharmaceutical and pigment industries.

    MASI began commercial shipments of the AcoustoSizer(TM) in the fourth quarter of 1993. The AcoustoSizer(TM) was developed by MASI in a joint effort with Colloidal Dynamics Pty Limited ("CD") and the University of Sydney ("University"), both in Australia. The instrument is manufactured and marketed by MASI under an exclusive worldwide license of the basic technology patent owned by CD and the University. The AcoustoSizer(TM) has the unique, patented capability of measuring particle size distribution and particle charge of concentrated colloidal dispersions without the need for dilution. The primary markets for the AcoustoSizer(TM) are the inorganic pigments and ceramic markets.


    Matec Instruments, Inc. ("MI")
    ------------------------------
    MI designs, manufactures and sells:
     - high power ultrasonic instrumentation and systems for the non-destructive evaluation (NDE) and non-destructive testing (NDT) of materials.
     - Doppler blood flow, and heart, vascular and cell function instruments, under the Crystal Biotech trade name, used mainly in cardiovascular medical research.
     - ultrasonic transducers and probes that allow these systems to measure flow in blood vessels as small as 0.3 mm in diameter and heart functions in all venues.

     Historically MI's main focus was on selling instrumentation to the NDE/NDT market. During the last two years, MI's sales growth has been due to its sales of custom designed systems used to inspect and detect for flaws in materials. These systems may be integrated with a customer's manufacturing or quality control process. MI believes that its future growth will come from sales of these custom systems that combine ultrasonic technology with custom software, hardware and mechanical design.

    Instrumentation products for the NDE/NDT markets include the IMT-8000 and various custom Immersion Tank Imaging Test Systems, a family of ultrasonic PC plug-in board instruments and several older, manually and computer controlled toneburst instruments. Markets for these instruments include government and academic research laboratories, as well as R&D and quality assurance departments in industry.

    The IMT-8000 system is a bench-top immersion testing system capable of providing high-definition, full-color C-Scan representations of flaws deep within materials and structures. The plug-in boards, when installed in certain computers, provide the user certain material testing features. These systems facilitate the detection of defects and anomalies in metals, ceramics, composites and other types of materials. Industrial applications for the system include the evaluation of bond quality, material integrity and delamination detection.

    Crystal Biotech(TN) products include the CBI-8000, the Myotrac System, and the DataFlow(TN). The CBI-8000, an upgradable and modular instrument introduced in 1994, replaces the older VF-1 model and measures blood flow and myocardial dimensions in laboratory instrumented animals. Modules offered by MI enhance the capabilities of the CBI-8000 to provide the user simultaneous measurements of blood flow, organ dimensions, and tissue thickness and volumetric flow. The Myotrac System, introduced in late
1994, measures cellular function and dimension.   MI's DataFlow (TN) system
is a data acquisition tool that enables the user to record, analyze and display data collected from the VF-1 or any other instrument. Primary markets for these products include government and university laboratories, research hospitals and the pharmaceutical industry.


Patents and Licenses
--------------------

    The Company owns various patents and has additional patent applications pending. While some of these patents are deemed to have value, the business of the Company, in the opinion of management, is not substantially dependent upon such patents, but is primarily based on know-how and market acceptance.

    In the Instruments Segment, MASI is a licensee of certain patented technology relating to its AcoustoSizer(TM) and CHDF-1100 products. Under the AcoustoSizer(TM) agreement, MASI is granted a world-wide sole and exclusive license to manufacture and market instruments for scientific and laboratory use. Under the CHDF agreement, MASI is granted the sole and exclusive worldwide right to manufacture and sell products utilizing certain technology.

Seasonal Nature of the Business
-------------------------------

    In recent years, the Company has experienced some softness in third quarter sales offset by a rise in fourth quarter sales in the Instrument segment. The Company attributes this third quarter decline to vacations taken during the summer months in the research community (industry, government and university).


Working Capital
---------------

    There are no unusual working capital requirements relating to the Company's ongoing operations.


Customers
---------

    During the last three years, no customer accounted for 10% of the Company's consolidated sales.

    A majority of the sales in the Electronics segment are to the computer and telecommunications markets. Approximately 33% of the Electronics' segment sales in 1995 were made to its five largest customers. Sales to the aerospace and automotive markets accounted for approximately 60% of the 1995 revenue in the Steel Cable segment. Approximately 36% of the Steel Cable's segment sales in 1995 were made to its five largest customers.


Backlog Data
------------

    The Company's backlog of firm orders at December 31, 1995 and 1994 are as follows (in thousands):

         Segment                          1995           1994
      -------------                       ----           ----
      Electronics .....................  $4,737         $3,062
      Steel Cable .....................   2,689          2,399
      Instruments .....................     373            134
                                         ------         ------
                                         $7,799         $5,182
                                         ======         ======

    The increase in the Electronics segment is attributable to the higher backlog level in the import product line, partially offset by lower backlog levels in the remaining product lines. The increase in the Steel Cable segment is mainly due to an increase in the marine market backlog. The increase in the Instruments segment is due to a higher level of custom designed systems for the NDE/NDT market. In the Instruments segment, management believes that backlog data is not as meaningful, since customer's orders for instruments are normally shipped upon receipt of order.

Government Contracts
--------------------

    Bergen's government contract-related business is in the form of firm fixed-price contracts. These contracts are subject to the standard government contract clause which permits the Government to terminate such contracts at its convenience. In the event of such termination there are provisions to enable the Company to recover its costs plus a fee. The Company does not at this time anticipate the termination of any of its major government contracts.


Competition
-----------

    In most of the markets in which the Company operates there are numerous competitors. A number of the competitors are larger and have greater resources than the Company. Larger competitors include Teleflex Industries in the Steel Cable segment and M-tron Industries, Inc. in the Electronics segment. In addition, in the Electronics segment, foreign competitors, particularly from the Far East, continue to dominate the U.S. markets. However, based on the reasons below, the Company believes it can maintain a competitive position in its businesses.

    In the Electronics segment, the Company believes its quality, strong design and application engineering, responsive customer service and a willingness to provide specialty small quantity orders will continue to enable the Company to remain competitive in its markets.

    Management believes that in the Steel Cable segment, Bergen has a strong competitive edge in the cable assembly market based on its reputation for design capability, service, quality, and customer responsiveness.

    In the Instruments segment, the Company believes its strong design work, application engineering and quality will enable it to remain competitive in the markets in which it competes.


Research and Development
------------------------

    Expenditures for Company-sponsored research and development activities amounted to approximately $536,000, $962,000 and $1,056,000 in 1995, 1994
and 1993, respectively. Such amounts represent 1.8%, 4.0% and 5.3%, respectively, of sales for such periods.

    The reduction in expenses is attributable to lower expenses in the Electronics and Instruments segments as new product and process development projects were completed in late 1994.

Environmental Regulations
-------------------------

    To the knowledge of the Company compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, has not had, nor will have a material effect upon capital expenditures, earnings or competitive position.


Employees
---------

    No employees at the various locations of the Company are represented by a collective bargaining unit. At December 31, 1995, the Company has 320 full-time and 19 part-time employees. The Company considers its relations with its employees to be satisfactory.


Foreign and Domestic Operations and Export Sales
------------------------------------------------

    Financial information about foreign and domestic operations and export sales is set forth in Note 12 of the Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders, which Note is incorporated herein by reference.

Item 2.  Properties
-------  ----------

    The Company has the following facilities, each of which contains office and manufacturing space and all of which are owned (except as noted).

                                  Approximate
     Location                     Square Feet      Primary Use
     --------                     -----------      -----------

Wilmington, Delaware (1)           215,000      Real Estate Operation

Lodi, New Jersey                    50,560      Steel Cable

Northboro, Massachusetts (2)        35,000      Real Estate Operation
                                                Instruments

Hopkinton, Massachusetts (3)        32,400      Instruments
                                                Electronics

Juarez, Mexico (4)                  20,000      Steel Cable

Carlisle, PA (5)                     3,200      Electronics



  (1) At December 31, 1995 this facility is subject to one Industrial Revenue Bond with a total balance due of $380,000. See Note 9 of the Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders. Approximately 207,000 square feet is leased and the remaining space is available for rent.

  (2) Matec Instruments occupies approximately 5,500 square feet, approximately 6,000 square feet is leased and the remaining space is available for rent.

  (3) At December 31, 1995 this facility is subject to an Industrial Revenue Bond with a balance due of $48,333. See Note 9 of the Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders.

  (4)   Facilities under lease expiring in December 1997.

  (5) Facilities under lease expiring in May 1996. The Company intends to exercise its 1 year renewal option under the lease.


    The Company believes its facilities (owned or leased) are suitable for their current uses and are in good repair. The Company believes that its facilities are adequate to satisfy its production capacity needs for the immediate future.

Item 3.  Legal Proceedings
-------  -----------------

    The Company is involved in litigation in the ordinary course of business. The Company believes that the outcome of these actions should not have a material adverse effect on the financial condition of the Company.



Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

    No matters were submitted to a vote of the Registrant's security holders during the last quarter of the fiscal year covered by this report.



Executive Officers of the Registrant
------------------------------------

    The names, ages and offices of the executive officers of the Registrant are as follows:

       Name            Age                  Office
       ----            ---                  ------

 Robert B. Gill         54    President and Chief Executive Officer
 Michael J. Kroll       47    Vice President and Treasurer

    The term of office for each officer of the Registrant is until the first meeting of the Board of Directors following the Annual
Meeting of Stockholders and until a successor is chosen and qualified.

    Mr. Gill has been President and Chief Executive Officer of the Registrant since December 21, 1992. He was President of Laser Diode, Inc., a manufacturer of communication equipment, from prior to 1991 to December 1992.

    Mr. Kroll, a certified public accountant, has been Vice President and Treasurer of the Registrant since prior to 1991.

                               PART II


Item 5.  Market for the Registrant's Common Stock and Related
-------  ----------------------------------------------------
         Stockholder Matters
         -------------------

    The information set forth on the inside front cover of the 1995 Annual Report to Stockholders under the caption "Common Stock
Information" is incorporated by reference.



Item 6.  Selected Financial Data
-------  -----------------------

    The information set forth on page 4 of the 1995 Annual Report to Stockholders under the caption "Five Year Financial Summary" is incorporated by reference.



Item 7.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

    The information set forth on pages 4 through 6 of the 1995 Annual Report to Stockholders under the caption "Management's Discussion and Analysis" is incorporated by reference.



Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

    The information contained in the Consolidated Financial
Statements, Notes to Consolidated Financial Statements and the
Independent Auditors' Report appearing on pages 7 through the inside back cover of the 1995 Annual Report to Stockholders is incorporated by reference.



Item 9.  Disagreements on Accounting and Financial Disclosure
-------  ----------------------------------------------------

    None.

                               PART III


    The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Voting Securities", "Security Ownership of Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 1996 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in
Part I above under the caption "Executive Officers of the Registrant".

                               PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  -------------------------------------------------------
          Form 8-K
          --------

(a) 1. The following Consolidated Financial Statements are incorporated by reference from the indicated pages of the 1995 Annual Report to Stockholders:

                                                 Page Number(s) in
                                                   Annual Report
     Consolidated Balance Sheets,
      December 31, 1995 and 1994 ....................         7

     Consolidated Statements of Operations
      for the Years Ended December 31, 1995,
      1994 and 1993 .................................         8

     Consolidated Statements of Cash Flows
      for the Years Ended December 31, 1995,
      1994 and 1993 .................................         9

     Consolidated Statements of Stockholders' Equity
      for the Years Ended December 31, 1995,
      1994 and 1993 .................................        10

     Notes to Consolidated Financial Statements .....     10-16

     Independent Auditors' Report ................... Inside back cover

(a)  2.  The following schedule to the Consolidated Financial
     Statements and the Independent Auditors' Report on Schedule are filed as part of this report.

                                                       Page Number
                                                       -----------

     Independent Auditors' Report ......................      18
     Schedule II - Valuation Reserves ..................      19

     All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) 3. The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index on page 20, are as follows:

     Exhibit No.                      Description
     -----------      ---------------------------------------------

       3. (a)         Certificate of Incorporation
       3. (c)         By-Laws
       4.             Instruments defining the rights of holders of
                      long-term debt
       4. (a)         Common Stock Purchase Warrant
      10. (a) *       1982 Incentive Stock Option Plan
      10. (b) *       Management Incentive Plan
      10. (c) *       1992 Stock Option Plan
      11.             Calculation of Earnings Per Share
      13.             1995 Annual Report to Stockholders
      21.             Subsidiaries of the Registrant
      23.             Consent of Independent Auditors
      27.             Financial Data Schedule

      * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

(b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of its year ended December 31, 1995.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MATEC Corporation

Date:  March 25, 1996                  By:/s/ Robert B. Gill
                                          -------------------
                                          Robert B. Gill
                                          President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                      Title                     Date
    ---------                      -----                     ----
/s/ Robert B. Gill       President, Chief Executive     March 25, 1996
------------------------   Officer, and Director
Robert B. Gill

/s/ Michael J. Kroll      Vice President and Treasurer
------------------------  (Principal Financial Officer  March 25, 1996
Michael J. Kroll           and Principal Accounting
                           Officer)

/s/ Eli Fleisher          Director                      March 25, 1996
------------------------
Eli Fleisher

/s/ Lawrence Holsborg     Director                      March 25, 1996
------------------------
Lawrence Holsborg

/s/ John J. McArdle III   Director                      March 25, 1996
------------------------
John J. McArdle III

/s/ Joseph W. Tiberio     Director                      March 25, 1996
------------------------
Joseph W. Tiberio

/s/ Robert W. Valpey      Director                      March 25, 1996
------------------------
Robert W. Valpey

/s/ Ted Valpey, Jr.       Chairman of the Board and     March 25, 1996
------------------------   Director
Ted Valpey, Jr.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
MATEC Corporation
Hopkinton, Massachusetts

We have audited the consolidated financial statements of MATEC Corporation and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated March 1, 1996; such consolidated financial statements and report are included in the MATEC 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of MATEC Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Boston, Massachusetts
March 1, 1996

                  MATEC Corporation and Subsidiaries
                  ----------------------------------

            Schedule II - Valuation and Qualifying Accounts
            -----------------------------------------------

                                     Additions
                      Balance at     Charged to                    Balance
                      Beginning      Costs and                     at End
  Description         of Period      Expenses       Deductions     of Period
  -----------         ----------     ----------     ----------    ----------

Allowance for
 Doubtful Accounts:

Year ended
 December 31, 1995     $ 199,000      $  23,652      $  28,652     $ 194,000
                       =========      =========      =========     =========

 December 31, 1994     $ 194,000      $  59,881      $  54,851     $ 199,000
                       =========      =========      =========     =========

 December 31, 1993     $ 194,000      $  45,604      $  45,604     $ 194,000
                       =========      =========      =========     =========


Inventory Reserve:

Year Ended:
 December 31, 1995    $  853,000      $ 388,040      $ 311,040    $  930,000
                      ==========      =========      =========    ==========

 December 31, 1994    $1,121,000      $ 264,863      $ 532,863    $  853,000
                      ==========      =========      =========    ==========

 December 31, 1993    $1,164,000      $ 401,421      $ 444,421    $1,121,000
                      ==========      =========      =========    ==========

                            EXHIBIT INDEX
                            -------------

Exhibit No. (inapplicable items are omitted)
-----------

 3. (a)     Certificate of Incorporation (incorporated by reference to
            Exhibit 3. (a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

 3. (c) By-Laws (incorporated by reference to Exhibit 3. (c) to Registrant's Form 10-Q for the quarterly period ended
            April 2, 1995).

 4. Each instrument which defines the rights of holders of long-term debt of Registrant and its subsidiaries under which the amount authorized does not exceed 10% of total assets of Registrant and subsidiaries on a consolidated basis has not been filed as an exhibit to this Annual Report on Form 10-K. Registrant hereby undertakes and agrees to furnish a copy of each instrument to the Securities and Exchange Commission upon request.

 4. (a) Common Stock Purchase Warrant dated April 12, 1995 between the Registrant and Massachusetts Capital Resource Company (incorporated by reference to Exhibit 4.(a) on Form 10-Q for the quarterly period ended July 2, 1995.

10. (a)     1982 Incentive Stock Option (incorporated by reference to
            Exhibit 10. (a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10. (b)     Management Incentive Plan.  Filed herewith.

10. (c)     1992 Stock Option Plan (incorporated by reference to
            Exhibit 10. (c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

11.         Calculation of Earnings Per Share.  Filed herewith.

13. Portions of 1995 Annual Report to Stockholders. Filed herewith.

21.         Subsidiaries of the Registrant.  Filed herewith.

23.         Consent of Independent Auditors.  Filed herewith.

27. Financial Data Schedule. Filed for electronic purposes only.