Form 10QSB
period 1996-03-31
MATEC CORP/DE/
filed 1996-05-13
CIK 85608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                                -----------------------------------------
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission File Number 1-4184
                       --------------------------------------------------

                           MATEC Corporation
- -------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


           Delaware                                  06-0737363
- -------------------------------                 -------------------------
(State or other jurisdiction of                 (I.R.S Employer
incorporation or organization)                  Identification Number)


75 South St., Hopkinton, Massachusetts                         01748
- ----------------------------------------                    -------------
(Address of principal executive offices)                    (Zip Code)


                           (508) 435-9039
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

As of May 10, 1996, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,764,269.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       March 31, 1996 and December 31, 1995 ....................     3

      Consolidated Statements of Operations -
       Three Months Ended March 31, 1996 and April 2, 1995 .....     4

      Consolidated Condensed Statements of Cash Flows -
       Three Months Ended March 31, 1996 and April 2, 1995 .....     5

      Notes to Consolidated Condensed Financial Statements .....     6

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations .....................   7-9


PART II. OTHER INFORMATION


      Item 4 - Submission of Matters to a Vote of
               Security Holders ................................    10

      Item 6 - Exhibits and Reports on Form 8-K ................    10

Signatures .....................................................    11

                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)
                                                         3/31/96 12/31/95
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $   825  $   830
  Receivables, less allowances of $288 and $194 ........   5,928    5,673
  Inventories ..........................................   6,926    7,719
  Deferred income taxes and other current assets .......   1,060    1,032
                                                         -------  -------
    Total current assets ...............................  14,739   15,254
                                                         -------  -------
Property, plant and equipment, at cost .................  18,595   18,333
  Less accumulated depreciation ........................  11,979   11,638
                                                         -------  -------
                                                           6,616    6,695
                                                         -------  -------
Marketable equity securities ...........................   1,941    2,135
Other assets ...........................................     145      141
                                                         -------  -------
                                                         $23,441  $24,225
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ........................................ $ 2,235  $ 2,435
  Current portion of long-term debt ....................     204      228
  Accounts payable .....................................   2,053    2,637
  Accrued liabilities ..................................   1,308    1,379
  Income taxes .........................................     408      350
                                                         -------  -------
    Total current liabilities ..........................   6,208    7,029
                                                         -------  -------
Deferred income taxes ..................................   1,370    1,436
Long-term debt .........................................   2,181    2,180
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued 3,793,695 shares     190      190
  Capital surplus ......................................   6,397    6,397
  Retained earnings ....................................  11,249   11,031
  Net unrealized gain on marketable equity securities ..   1,065    1,181
  Treasury stock at cost, 1,029,364 and 1,029,315 shares  (5,219)  (5,219)
                                                         -------  -------
    Total stockholders' equity ......................     13,682   13,580
                                                         -------  -------
                                                         $23,441  $24,225
                                                         =======  =======
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                (Unaudited)


                                          Three Months Ended
                                          3/31/96    4/2/95
                                          -------   -------
Net sales ............................    $ 8,652   $ 6,319
Cost of sales ........................      6,263     4,501
                                          -------   -------
  Gross profit .......................      2,389     1,818

Operating expenses:
  Selling and administrative .........      1,762     1,600
  Research and development ...........        134       112
                                          -------   -------
                                            1,896     1,712

Operating profit .....................        493       106

Other income (expense):
 Interest expense ....................       (116)      (82)
 Other, net ..........................        (13)      (16)
                                          -------   -------
                                             (129)      (98)

Earnings before income taxes .........        364         8

Income tax expense ...................        146         3
                                          -------   -------
Net earnings .........................        218         5
                                          =======   =======

Earnings per share ...................     $  .08    $  .00
                                           ======    ======

Average shares outstanding ...........      2,764     2,765
                                            =====     =====

Cash dividends per share .............      $   -     $   -
                                            =====     =====


See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Three Months Ended
                                                     3/31/96    4/2/95
                                                    --------  --------
Cash flows from operating activities:
 Net earnings .....................................  $   218   $     5
 Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
   Non-cash items .................................      285       341
   Changes in operating assets and liabilities ....      (12)   (1,275)
                                                     -------   -------
Net cash provided (used) by operating activities         491      (929)
- ----------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures, net ........................     (262)     (415)
 Collection of amount due from sale of
  discontinued operations .........................        -       250
 Other, net........................................      (10)      (15)
                                                     -------   -------
Net cash (used) by investing activities                 (272)     (180)
- ----------------------------------------------------------------------
Cash flows from financing activities:
 Net borrowings (repayments) under lines of credit      (200)    1,158
 Payments on long-term debt .......................      (24)      (24)
                                                     -------   -------
Net cash provided (used) by financing activities        (224)    1,134
- ----------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents      (5)       25

Cash and cash equivalents:
 Beginning of period ..............................      830       544
                                                     -------   -------
 End of period ....................................  $   825   $   569
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

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 MATEC
Corporation and Subsidiaries Annual Report which is incorporated by reference in Form 10-K for the year ended December 31, 1995.


2. Inventories:

    Inventories consist of the following (in thousands):
                                                3/31/96     12/31/95
                                                -------     --------
         Raw materials .......................  $ 3,221      $ 3,415
         Work in process .....................    1,008          925
         Finished goods ......................    2,697        3,379
                                                -------      -------
                                                $ 6,926      $ 7,719
                                                =======      =======

    Inventories of $2,799,000 in 1996 and $2,897,000 in 1995 are
determined by the LIFO method.

3. Adoption of New Accounting Standards:

    In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock-Based Compensation". The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements. As allowed by SFAS 123, the Company will continue to apply Accounting Principles Board Opinion No. 25 for employee stock compensation measurement. The pro-forma disclosures required by this standard will be adopted for the year ended December 31, 1996 financial statements.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Financial Condition
- -------------------
     Cash and cash equivalents decreased $5,000 during the three months ended March 31, 1996. The Company's operations generated $491,000 in cash during this period, while investing and financing activities used cash of $272,000 and $224,000, respectively.

     Net earnings of $218,000 and the noncash effect of depreciation and amortization expense of $347,000 partially offset by the changes in deferred income taxes of $63,000 were the primary sources of cash from operations. During the quarter ended March 31, 1996, $12,000 of cash was used to support the net change in operating assets and liabilities. The increase in accounts receivable and the reduction in accounts payable, partially offset by the reduction in inventory were the main reasons for the use of cash. Accounts receivable, net increased $255,000 mainly as a result of the higher sales level and the timing of sales during the current quarter. The Company reduced its accounts payable balance by $584,000 during the current quarter. The inventory decrease of $793,000 from the December 31, 1995 level is due to a combination of shorter lead times for certain products, shipments on previously delayed shipment dates and the Company's effort to reduce certain inventory levels.

     The Company's principal investing activity during the three months ended March 31, 1996 was the purchase of $262,000 of capital equipment. Machinery and equipment additions in the steel cable and electronics segments accounted for the majority of these expenditures. These additions are geared toward adding new and upgrading existing production capabilities and processes within both segments.

     During the quarter ended March 31, 1996, the Company reduced its lines of credit borrowings by $200,000 and its long-term debt by $24,000. At March 31, 1996, the Company's unused portion of its lines of credit arrangements was $615,000.

     Management believes that based on its current debt arrangements, its current working capital, and the expected cash flows from operations the Company's resources are sufficient to meet its financial needs in 1996 including a remaining capital expenditures budget of $1,538,000.

Results of Operations -- Overview --
- ------------------------------------
     Net sales for the quarter ended March 31, 1996 increased $2,333,000 (37%) over the comparable period in 1995, mainly as a result of higher sales in the electronics and steel cable segments.

     The overall gross profit percentage decreased slightly from 1995 as lower margins in the instruments segment were partially offset by higher margins in the electronics and steel cable segments.

     Total selling and administrative expenses increased $162,000 (10%) over 1995. Selling expenses increased $94,000 (9%) over 1995, but as a percentage of sales decreased from 16.4% in 1995 to 13.1% in 1996.
Higher expenses in the electronics segment, partially offset by lower expenses in both the steel cable and instruments segments accounted for the net increase in selling expense. General and administrative expenses increased $68,000 (12%), but as a percentage of sales decreased from 8.9% in 1995 to 7.3% in 1996. The increased expenses were mainly due to the higher Company-wide profit sharing and incentive bonus expense, partially offset by lower expenses in the steel cable segment.

     Research and development expenses increased $22,000 (20%) over 1995 as a result of higher expenses in the instruments segment.

     Other income (expense), net amounted to $129,000 of expense in 1996 compared to $98,000 of expense in 1995. Interest expense increased $34,000 over 1995 due to the higher levels of short and long-term debt. The real estate operations loss declined $5,000 from 1995 mainly as a result of increased rental income.

     The estimated effective income tax rate for 1996 is 40% compared to 37% in 1995. The difference in rates is mainly due to higher estimated state income taxes in 1996.

     Based on the higher sales level, the increased gross margin and the lower percentage of operating expenses to sales, operating profit increased from $106,000 in 1995 to $493,000 during the quarter ended March 31, 1996. Nonoperating expenses increased $31,000 over 1995 mainly as a result of increased interest expense. As a result, the Company reported a pre-tax profit of $364,000 during the quarter ended March 31, 1996 versus $8,000 in 1995. The after tax earnings amounted to $218,000 in 1996 compared to $5,000 in 1995.

Business Segment Results
- ------------------------
     Sales in the electronics segment increased $1,712,000 (65%) over 1995 as all but one product line reported significant increases. The sales increases were primarily attributable to higher sales to both the OEM and contract manufacturers in the telecommunications market. The overall gross profit percentage increased 16% over 1995 mainly as a result of the favorable effects of allocating the fixed overhead expenses over the increased sales level. Total operating expenses increased $221,000 (61%) over 1995, but remained level with 1995 as a percentage of sales. Increased profit sharing and bonus expense and higher selling expenses accounted for the change. Increased sales commission, bad debt and personnel expenses were the major items causing the higher selling expense. Based on the increased sales and gross profit, offset in part by higher operating expenses, the electronics segment reported an operating profit increase of $365,000 over 1995.

     Sales in the steel cable segment increased $601,000 (26%) over 1995 mainly due to increased sales to the automotive and marine markets. The overall gross profit percentage increased slightly over last year as the favorable effects of spreading the fixed overhead over the increased sales was partially offset by increased material costs due to the product mix. Total operating expenses decreased $102,000 (21%) from 1995 mainly as a result of a decrease in legal fees, advertising and personnel expenses. As a result of the increased sales and gross margin coupled with the decrease in operating expenses, the steel cable segment reported a $239,000 increase in operating profit over 1995.

     Total sales in the instruments segment increased slightly over 1995 as increased sales to the NDT/NDE markets were partially offset by decreased unit sales of instruments to the colloidal markets. Sales to the medical research market remained flat with 1995. The overall gross profit percentage decreased 26% from 1995 as all product lines reported lower margins. Changes in the sales mix and increased personnel costs were the main causes of the lower margin. Total operating expenses decreased $33,000 (5%) from 1995 as a decrease in selling expenses was partially offset by higher research and development costs. The selling expense decrease was due to lower personnel, travel and advertising expenses. Increased personnel and operating supplies costs were the primary reasons for the increase in research and development expense. Based on the decreased margins recorded on the slightly higher sales, offset in part by lower operating expenses, the instruments segment reported a $122,000 increase in its operating loss compared to 1995.

                        PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on April 24, 1996 to consider and vote on the election of seven directors.

          Stockholders cast votes for the election of directors as follows:

                Nominee               "For"          "Withheld"
          ------------------        ---------        ----------

          Eli Fleisher              2,203,515         6,412
          Robert B. Gill            2,203,517         6,410
          Lawrence Holsborg         2,203,367         6,560
          John J. McArdle III       2,203,200         6,727
          Joseph W. Tiberio         2,203,490         6,437
          Robert W. Valpey          2,202,971         6,956
          Ted Valpey, Jr.           2,202,521         7,406


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

           11.       Statement re Computation of Per Share Earnings.
                     Filed herein.
           27. Financial Data Schedule. Filed for electronic purposes only.

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



                                             MATEC Corporation
                                     ------------------------------------


Date: May 10, 1996                   By
                                        ---------------------------------
                                        Robert B. Gill,
                                        President and Chief Executive
                                        Officer


Date: May 10, 1996                   By
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer