Form 10QSB
period 1996-06-30
MATEC CORP/DE/
filed 1996-08-12
CIK 85608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                                -----------------------------------------
                                   OR
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

As of August 9, 1996, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,774,743.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       June 30, 1996 and December 31, 1995 .....................     3

      Consolidated Statements of Operations - Three Months and
       Six Months Ended June 30, 1996 and July 2, 1995 .........     4

      Consolidated Condensed Statements of Cash Flows -
       Six Months Ended June 30, 1996 and July 2, 1995 .........     5

      Notes to Consolidated Condensed Financial Statements .....     6

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations .....................  7-10


PART II. OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K ................    11

Signatures .....................................................    12

                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)
                                                         6/30/96 12/31/95
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $ 1,207  $   830
  Receivables, net .....................................   5,354    5,673
  Inventories ..........................................   6,313    7,719
  Deferred income taxes and other current assets .......     979    1,032
                                                         -------  -------
    Total current assets ...............................  13,853   15,254
                                                         -------  -------
Property, plant and equipment, at cost .................  18,857   18,333
  Less accumulated depreciation ........................  12,313   11,638
                                                         -------  -------
                                                           6,544    6,695
                                                         -------  -------
Marketable equity securities ...........................   2,005    2,135
Other assets ...........................................     142      141
                                                         -------  -------
                                                         $22,544  $24,225
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ........................................ $ 1,810  $ 2,435
  Current portion of long-term debt ....................     180      228
  Accounts payable .....................................   1,477    2,637
  Accrued liabilities ..................................   1,300    1,379
  Income taxes .........................................     279      350
                                                         -------  -------
    Total current liabilities ..........................   5,046    7,029
                                                         -------  -------
Deferred income taxes ..................................   1,397    1,436
Long-term debt .........................................   2,182    2,180
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued 3,799,695 shares     190      190
  Capital surplus ......................................   6,420    6,397
  Retained earnings ....................................  11,424   11,031
  Net unrealized gain on marketable equity securities ..   1,104    1,181
  Treasury stock at cost, 1,029,426 and 1,029,315 shares  (5,219)  (5,219)
                                                         -------  -------
    Total stockholders' equity ......................     13,919   13,580
                                                         -------  -------
                                                         $22,544  $24,225
                                                         =======  =======
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                (Unaudited)


                               Three Months Ended    Six Months Ended
                                6/30/96    7/2/95   6/30/96    7/2/95
                                -------   -------  --------  --------

Net sales ..................... $ 8,114   $ 7,026  $ 16,765  $ 13,345
Cost of sales .................   5,972     4,897    12,235     9,398
                                -------   -------  --------  --------
  Gross profit ................   2,142     2,129     4,530     3,947

Operating expenses:
  Selling and administrative ..   1,603     1,857     3,366     3,456
  Research and development ....     177       119       310       231
                                -------   -------  --------  --------
                                  1,780     1,976     3,676     3,687

Operating profit ..............     362       153       854       260

Other income (expense):
 Interest expense .............    (115)      (91)     (231)     (173)
 Other, net ...................      25       (15)       12       (31)
                                -------   -------  --------  --------
                                    (90)     (106)     (219)     (204)

Earnings before income taxes ..     272        47       635        56

Income tax expense ............      96        19       242        22
                                -------   -------  --------  --------
Net earnings .................. $   176   $    28  $    393        34
                                =======   =======  ========  ========

Earnings per share ............   $ .06     $ .01     $ .14     $ .01
                                  =====     =====     =====     =====

Average shares outstanding ....   2,765     2,765     2,765     2,765
                                  =====     =====     =====     =====

Cash dividends per share ......   $   -     $   -     $   -     $   -
                                  =====     =====     =====     =====


See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Six Months Ended
                                                     6/30/96    7/2/95
                                                    --------  --------
Cash flows from operating activities:
 Net earnings .....................................  $   393   $    34
 Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
   Non-cash items .................................      667       659
   Changes in operating assets and liabilities ....      503    (1,941)
                                                     -------   -------
Net cash provided (used) by operating activities       1,563    (1,248)
- ----------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures, net ........................     (524)     (827)
 Collection of amount due from sale of
  discontinued operations .........................        -       250
 Other, net........................................      (12)      (22)
                                                     -------   -------
Net cash (used) by investing activities                 (536)     (599)
- ----------------------------------------------------------------------
Cash flows from financing activities:
 Net repayments under lines of credit .............     (625)        -
 Proceeds from issuance of long-term debt and
  warrants ........................................        -     2,000
 Payments on long-term debt .......................      (48)     (223)
 Stock options exercised ..........................       23         -
                                                     -------   -------
Net cash provided (used) by financing activities        (650)    1,777
- ----------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents     377       (70)

Cash and cash equivalents:
 Beginning of period ..............................      830       544
                                                     -------   -------
 End of period ....................................  $ 1,207   $   474
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

2. Revenue Recognition:

    Revenue is generally recognized when products are shipped. Revenue under long-term contracts is recorded primarily on the percentage of completion method. Under this approach, sales and gross margin are recognized as the work is performed, based on the ratio that incurred costs bear to estimated total completion costs. Provisions for anticipated losses are made in the period in which they first become determinable.

3. Receivables:

    Receivables consist of the following (in thousands):
                                                 6/30/96    12/31/95
                                                 -------    --------
      Accounts receivable, less allowance for
       doubtful accounts of $278 and $194 .....  $ 4,897    $  5,673
      Costs and estimated earnings in excess of
       billings on uncompleted contracts ......      457           -
                                                 -------    --------
                                                 $ 5,354    $  5,673
                                                 =======    ========

4. Inventories:

    Inventories consist of the following (in thousands):
                                                6/30/96     12/31/95
                                                -------     --------
         Raw materials .......................  $ 2,934      $ 3,415
         Work in process .....................      993          925
         Finished goods ......................    2,386        3,379
                                                -------      -------
                                                $ 6,313      $ 7,719
                                                =======      =======

    Inventories of $2,615,000 in 1996 and $2,897,000 in 1995 are
determined by the LIFO method.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Liquidity and Capital Resources
- -------------------------------
     Cash and cash equivalents increased $377,000 during the six months ended June 30, 1996. The Company's operations generated $1,563,000 in cash during this period, while investing and financing activities used cash of $536,000 and $650,000, respectively.

     The primary sources of cash from operations were net earnings of $393,000, the net noncash effect of expenses, mainly depreciation, of $667,000 and $503,000 from the favorable change in operating assets and liabilities. Decreases in inventory and receivables, offset in part by a reduction in accounts payable, were the primary reasons for the decrease in net operating assets. The inventory decrease of $1,406,000 from the December 31, 1995 level is mainly due to the Company's effort to reduce certain inventory levels and the shorter lead times for certain products. Receivables, net decreased $319,000 mainly as a result of the lower sales level compared to the fourth quarter of 1995 and an increase in the allowance for doubtful accounts. The Company reduced its accounts payable balance by $1,160,000 during the six month period.

     The Company's principal investing activity during the six months ended June 30, 1996 was the purchase of $524,000 of capital equipment. Machinery and equipment additions in the steel cable and electronics segments accounted for the majority of these expenditures. These additions are geared toward adding new and upgrading existing production capabilities and processes within both segments.

     During the six months ended June 30, 1996, the Company reduced its lines of credit borrowings by $625,000 and its long-term debt by $48,000. At June 30, 1996, the Company's unused portion of its lines of credit arrangements was $1,040,000.

     Management believes that based on its current debt arrangements, its current working capital, and the expected cash flows from operations the Company's resources are sufficient to meet its financial needs in 1996 including estimated capital expenditures of $500,000.

Results of Operations -- Overview --
- ------------------------------------
    Net sales for the quarter and six months ended June 30, 1996 increased $1,088,000 (15%) and $3,420,000 (26%), respectively, over the comparable periods in 1995, as higher sales in the electronics and steel cable segments were partially offset by lower sales in the instruments segment.

    During both periods the overall gross profit percentage decreased from 1995 levels mainly as a result of lower margins in the instruments segment.

    Total selling and administrative expenses for the quarter and six months ended June 30, 1996 decreased $254,000 (14%) and $90,000 (3%), respectively, from the 1995 comparable periods. Lower selling expenses, partially offset by higher administrative expenses, resulted in the net decrease in expenses during both periods. Reduced expenses in both the steel cable and instruments segments, partially offset by higher expenses in the electronics segment, accounted for the net decreases in selling expense. During the quarter and six months ended June 30, 1996, general and administrative expenses increased $15,000 (3%) and $85,000 (7%), respectively. The increased expenses were mainly due to the higher Company-wide profit sharing and incentive bonus expense, partially offset by lower expenses in the steel cable segment.

    The increases in research and development expenses were due to higher expenses in the instruments segment.

    During the quarter and six months ended June 30, 1996, interest expense increased $24,000 and $58,000, respectively, over the 1995 periods due to the higher levels of short and long-term debt.

    Other income (expense), net includes the following (in thousands):
                               Quarter Ended       Six Months Ended
                             6/30/96    7/2/95     6/30/96    7/2/95
                             -------   -------     -------   -------
Dividend income ...........  $    26   $     -     $    26   $     -
Real estate operations ....       (5)      (25)        (23)      (48)
Interest income ...........        4         8           4        13
Other, net ................        -         2           5         4
                             -------   -------     -------   -------
                             $    25   $   (15)    $    12   $   (31)
                             =======   =======     =======   =======

    The lower losses in the real estate operations are mainly due to increased rental income.

    The estimated effective income tax rate for 1996 is 38% compared to 39% in 1995. The difference in rates is mainly due to the effective state income tax rate.

     Based on the higher sales levels, the increased gross margin and the lower operating expenses, the Company reported increased operating profit during both the quarter and six month periods ended June 30, 1996. The net nonoperating expenses remained fairly level with the corresponding 1995 period. As a result, the Company reported pre-tax profits of $272,000 and $635,000 during the quarter and six months ended June 30, 1996, respectively, versus $47,000 and $56,000 in the corresponding 1995 periods. Net earnings amounted to $176,000 for the quarter ended June 30, 1996 versus $28,000 in 1995 and $393,000 for the six months ended June 30, 1996 versus $34,000 in 1995.

    Based on the recent weakness in the telecommunications market and the softness in order input, the Company believes that sales and operating performance in the electronics segment in the next two quarters may be lower than that experienced in the past several quarters.


Business Segment Results
- ------------------------
    The following table presents by segment the amounts and percentages of sales increase (decrease) from the corresponding prior year periods.

                           Quarter Ended           Six Months Ended
                              6/30/96                  6/30/96
                          ---------------          ----------------
      Segment             (000's)      %           (000's)       %
- ---------------------     -------     ---          -------      ---
Electronics .........     $   514      19          $ 2,226       42
Steel Cable .........         869      37            1,470       31
Instruments .........        (295)    (15)            (276)      (8)
                          -------                  -------
   Total                  $ 1,088      15          $ 3,420       26
                          =======                  =======

    The sales increases in the electronics segment were primarily attributable to higher sales to both the OEM and contract manufacturers in the telecommunications market. During the quarter ended, the overall gross profit percentage decreased 14% from 1995 mainly as a result of increased overhead expenses and changes in sales mix with higher sales levels from the resale of imported product at lower margins. During the six months ended, the overall gross profit percentages were comparable. During the quarter and six months ended, total operating expenses increased $80,000 (18%) and $301,000 (36%), respectively, over the 1995 periods. As a percentage of sales, these expenses decreased slightly from the 1995 periods. Increased sales commission, advertising, bad debt and personnel expenses were the major items causing the higher operating expenses. As a result of the above, the electronics segment reported a slight decline in operating profit from 1995 during the quarter ended. For the six months ended June 30, 1996, this segment reported a $357,000 increase in operating profit over 1995.

    The higher sales levels in the steel cable segment were mainly due to increased sales to the automotive and marine markets. During the quarter and six months ended June 30, 1996, the overall gross profit percentage increased 37% and 17%, respectively, over 1995 due to the sales mix and the favorable effects of spreading the fixed overhead over the increased sales, partially offset by a slight increase in material costs due to the product mix. Total operating expenses decreased $92,000 and $194,000 from 1995 during the quarter and six months ended 1996 periods, respectively, mainly as a result of a decrease in legal fees and personnel expenses. As a result of the increased sales and gross margin coupled with the decrease in operating expenses, the steel cable segment reported a $427,000 increase in operating profit over 1995 during the quarter ended and a $666,000 increase over 1995 during the six months ended June 30, 1996.

    The lower sales in the instruments segment were due to decreased unit sales of instruments to the colloidal and medical research markets offset in part by increased sales to the NDT/NDE markets. During both the quarter and six months ended June 30, 1996, the overall gross profit percentage decreased 25% from the 1995 periods as all product lines reported lower margins. Changes in the sales mix, increased personnel costs and the effects of spreading the fixed overhead over the lower sales levels were the main causes of the margin decrease. During the quarter and six months ended periods, total operating expenses decreased $207,000 (26%) and $240,000 (17%), respectively, from the 1995 periods as lower selling expenses were partially offset by higher research and development costs. The selling expense decreases were due to lower personnel, travel and advertising expenses. Increased personnel and operating supplies costs were the primary reasons for the higher research and development expense. Based on the decreased margins recorded on the lower sales levels, offset in part by reduced operating expenses the instruments segment reported a $154,000 decrease in its operating profit for the 1996 quarter ended compared to 1995. For the six months ended June 30, 1996, this segment reported an operating loss of $74,000 versus a $202,000 profit in 1995.

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



                                             MATEC Corporation
                                     ------------------------------------


Date: August 9, 1996                 By /s/ Robert B. Gill
                                        ---------------------------------
                                        Robert B. Gill,
                                        President and Chief Executive
                                        Officer


Date: August 9, 1996                 By /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer