Form 10QSB
period 1996-09-29
MATEC CORP/DE/
filed 1996-11-08
CIK 85608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  September 29, 1996
                                -----------------------------------------
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission File Number 1-4184
                       --------------------------------------------------

                           MATEC Corporation
-------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


           Delaware                                  06-0737363
-------------------------------                 -------------------------
(State or other jurisdiction of                 (I.R.S Employer
incorporation or organization)                  Identification Number)


75 South St., Hopkinton, Massachusetts                         01748
----------------------------------------                    -------------
(Address of principal executive offices)                    (Zip Code)


                           (508) 435-9039
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

As of November 8, 1996, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,774,728.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       September 29, 1996 and December 31, 1995 ................     3

      Consolidated Statements of Operations - Three Months and
       Nine Months Ended September 29, 1996 and October 1, 1995      4

      Consolidated Condensed Statements of Cash Flows -
       Nine Months Ended September 29, 1996 and October 1, 1995      5

      Notes to Consolidated Condensed Financial Statements .....     6

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations .....................  7-10


PART II. OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K ................    11

Signatures .....................................................    12

                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)
                                                         9/29/96 12/31/95
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $ 1,072  $   830
  Receivables, net .....................................   5,290    5,673
  Inventories ..........................................   6,386    7,719
  Deferred income taxes and other current assets .......   1,052    1,032
                                                         -------  -------
    Total current assets ...............................  13,800   15,254
                                                         -------  -------
Property, plant and equipment, at cost .................  19,054   18,333
  Less accumulated depreciation ........................  12,637   11,638
                                                         -------  -------
                                                           6,417    6,695
                                                         -------  -------
Marketable equity securities ...........................   2,102    2,135
Other assets ...........................................     134      141
                                                         -------  -------
                                                         $22,453  $24,225
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ........................................ $ 1,440  $ 2,435
  Current portion of long-term debt ....................     200      228
  Accounts payable .....................................   1,913    2,637
  Accrued liabilities ..................................   1,188    1,379
  Income taxes .........................................     236      350
                                                         -------  -------
    Total current liabilities ..........................   4,977    7,029
                                                         -------  -------
Deferred income taxes ..................................   1,446    1,436
Long-term debt .........................................   1,983    2,180
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued 3,804,195 shares     190      190
  Capital surplus ......................................   6,442    6,397
  Retained earnings ....................................  11,472   11,031
  Net unrealized gain on marketable equity securities ..   1,162    1,181
  Treasury stock at cost, 1,029,467 and 1,029,315 shares  (5,219)  (5,219)
                                                         -------  -------
    Total stockholders' equity ......................     14,047   13,580
                                                         -------  -------
                                                         $22,453  $24,225
                                                         =======  =======
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                (Unaudited)


                               Three Months Ended   Nine Months Ended
                                9/29/96   10/1/95   9/29/96   10/1/95
                                -------   -------  --------  --------

Net sales ..................... $ 6,625   $ 7,118  $ 23,391  $ 20,463
Cost of sales .................   5,209     5,160    17,444    14,559
                                -------   -------  --------  --------
  Gross profit ................   1,416     1,958     5,947     5,904

Operating expenses:
  Selling and administrative ..   1,139     1,645     4,505     5,102
  Research and development ....     130       158       440       388
                                -------   -------  --------  --------
                                  1,269     1,803     4,945     5,490

Operating profit ..............     147       155     1,002       414

Other income (expense):
 Interest expense .............     (93)      (85)     (324)     (258)
 Other, net ...................      22         6        33       (25)
                                -------   -------  --------  --------
                                    (71)      (79)     (291)     (283)

Earnings before income taxes ..      76        76       711       131

Income tax expense ............      28        27       270        49
                                -------   -------  --------  --------
Net earnings .................. $    48   $    49  $    441        82
                                =======   =======  ========  ========

Earnings per share ............   $ .02     $ .02     $ .16     $ .03
                                  =====     =====     =====     =====

Average shares outstanding ....   2,774     2,765     2,768     2,765
                                  =====     =====     =====     =====

Cash dividends per share ......   $   -     $   -     $   -     $   -
                                  =====     =====     =====     =====


See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Nine Months Ended
                                                     9/29/96   10/1/95
                                                    --------  --------
Cash flows from operating activities:
 Net earnings .....................................  $   441   $    82
 Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
   Non-cash items .................................      981       941
   Changes in operating assets and liabilities ....      730    (1,999)
                                                     -------   -------
Net cash provided (used) by operating activities       2,152      (976)
----------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures, net ........................     (722)   (1,077)
 Collection of amount due from sale of
  discontinued operations .........................        -       250
 Other, net........................................      (10)      (18)
                                                     -------   -------
Net cash (used) by investing activities                 (732)     (845)
----------------------------------------------------------------------
Cash flows from financing activities:
 Net repayments under lines of credit .............     (995)        -
 Proceeds from issuance of long-term debt and
  warrants ........................................        -     2,000
 Payments on long-term debt .......................     (228)     (221)
 Stock options exercised ..........................       45         -
                                                     -------   -------
Net cash provided (used) by financing activities      (1,178)    1,779
----------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents     242       (42)

Cash and cash equivalents:
 Beginning of period ..............................      830       544
                                                     -------   -------
 End of period ....................................  $ 1,072   $   502
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

3. Receivables:

    Receivables consist of the following (in thousands):
                                                 9/29/96    12/31/95
                                                 -------    --------
      Accounts receivable, less allowance for
       doubtful accounts of $219 and $194 .....  $ 4,717    $  5,673
      Costs and estimated earnings in excess of
       billings on uncompleted contracts ......      573           -
                                                 -------    --------
                                                 $ 5,290    $  5,673
                                                 =======    ========

4. Inventories:

    Inventories consist of the following (in thousands):
                                                9/29/96     12/31/95
                                                -------     --------
         Raw materials .......................  $ 2,956      $ 3,415
         Work in process .....................    1,128          925
         Finished goods ......................    2,302        3,379
                                                -------      -------
                                                $ 6,386      $ 7,719
                                                =======      =======

    Inventories of $2,559,000 in 1996 and $2,897,000 in 1995 are
determined by the LIFO method.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------
     Cash and cash equivalents increased $242,000 during the nine months ended September 29, 1996. The Company's operations generated $2,152,000 in cash during this period, while investing and financing activities used cash of $732,000 and $1,178,000, respectively.

     The primary sources of cash from operations were net earnings of $441,000, the net noncash effect of depreciation of $981,000 and $730,000 from the favorable change in operating assets and liabilities. Decreases in inventory and receivables, offset in part by a reduction in accounts payable, were the primary reasons for the decrease in net operating assets. The inventory decrease of $1,333,000 from the December 31, 1995 level is mainly due to the Company's effort to reduce certain inventory levels and the shorter lead times for certain products. Receivables, net decreased $383,000 mainly as a result of the lower sales level compared to the fourth quarter of 1995 and an increase in the allowance for doubtful accounts. The Company reduced its accounts payable balance by $723,000 during the nine month period.

     The Company's principal investing activity during the nine months ended September 29, 1996 was the purchase of $722,000 of capital equipment. Machinery and equipment additions in the steel cable and electronics segments accounted for the majority of these expenditures. These additions are geared toward adding new and upgrading existing production capabilities and processes within both segments.

     During the nine months ended September 29, 1996, the Company reduced its lines of credit borrowings by $995,000 and its long-term debt by $228,000. At September 29, 1996, the Company's unused portion of its lines of credit arrangements was $1,410,000.

     Management believes that based on its current debt arrangements, its current working capital, and the expected cash flows from operations the Company's resources are sufficient to meet its financial needs in 1996 including estimated capital expenditures of $300,000.

Results of Operations -- Overview --
------------------------------------
    Net sales for the quarter ended September 29, 1996 decreased $493,000 (7%) from 1995, as lower sales in the electronics and instruments segments were partially offset by higher sales in the steel cable segment. During the nine months ended September 29, 1996, net sales increased $2,928,000 (14%), as higher sales in the steel cable and electronics segments, were partially offset by decreased sales in the instruments segment.

    During both periods the overall gross profit percentage decreased from 1995 levels mainly as a result of lower margins in the both the electronics and instruments segments.

    Total selling and administrative expenses for the quarter and nine months ended September 29, 1996 decreased $506,000 (31%) and $597,000 (12%), respectively, from the 1995 comparable periods mainly as a result of lower selling expenses. During the quarter ended, all segments reported reductions in selling expenses. During the nine months ended, lower expenses in the steel cable and instruments segments, partially offset by higher expenses in the electronics segment, accounted for the net decrease in selling expense. During the quarter and nine months ended September 29, 1996, general and administrative expenses decreased $140,000 and $70,000, respectively. The decreased expenses were mainly due to the lower Company-wide profit sharing and incentive bonus expense, and lower expenses in the steel cable segment.

    The changes in research and development expenses were due to the expenses in the instruments segment.

    During the quarter and nine months ended September 29, 1996, interest expense increased $8,000 and $66,000, respectively, over the 1995 periods due to the higher levels of short and long-term debt.

    Other income (expense), net includes the following (in thousands):
                               Quarter Ended       Nine Months Ended
                             9/29/96   10/1/95     9/29/96   10/1/95
                             -------   -------     -------   -------
Dividend income ...........  $    13   $     -     $    39   $     -
Real estate operations ....       (9)        5         (32)      (43)
Interest income ...........       17         0          21        13
Other, net ................        1         1           5         5
                             -------   -------     -------   -------
                             $    22   $     6     $    33   $   (25)
                             =======   =======     =======   =======

    The changes in the results of the real estate operations are mainly due to the amounts of rental income earned. During the quarter ended September 29, 1996, interest income is mainly due to interest received on excise tax refunds.

    The estimated effective income tax rate for 1996 is 38% compared to 37% in 1995. The difference in rates is mainly due to the effective state income tax rate.

     The Company reported a slight decrease in its operating profit during the quarter ended September 29, 1996 versus 1995 based on the lower sales levels and the decreased gross margin, partially offset by lower operating expenses. As a result of a decrease in the net nonoperating expenses from the 1995 period, the Company's pre-tax profits remained flat with 1995 during the quarter ended September 29, 1996. During the nine months ended September 29, 1996, operating income amounted to $1,002,000 compared to $414,000 in 1995. The increase over 1995 was mainly due to the increased gross margin and the lower operating expenses. Nonoperating expenses remained level during both periods. As a result, net earnings amounted to $441,000 for the nine months ended September 29, 1996 versus $82,000 in the comparable 1995 period.

    Based on the recent weakness in the telecommunications market and the softness in order input, the Company believes that sales and operating performance in the electronics segment in the next couple of quarters may be slightly better than the past quarter, but lower than that experienced in the past several quarters preceding June 30, 1996.


Business Segment Results
------------------------
    The following table presents by segment the amounts and percentages of sales increase (decrease) from the corresponding prior year periods.

                           Quarter Ended          Nine Months Ended
                              9/29/96                  9/29/96
                          ---------------          ----------------
      Segment             (000's)      %           (000's)       %
---------------------     -------     ---          -------      ---
Electronics .........     $(1,203)    (37)         $ 1,024       12
Steel Cable .........         775      33            2,245       32
Instruments .........         (65)     (4)            (341)      (7)
                          -------                  -------
   Total                  $  (493)     (7)         $ 2,928       14
                          =======                  =======

    The sales fluctuations in the electronics segment were primarily due to the market conditions and inventory levels of both the OEM and contract manufacturers in the telecommunications market. During the end of the second quarter this year, the Company began to see softness in its order input from customers in the telecommunications industry, one of the largest current markets for the Company's products. On a year-to-date basis, sales are up 12% over 1995 mainly as a result of the strong first quarter sales to customers in the telecommunications market. During the quarter ended, the overall gross profit percentage decreased about 60% from 1995 mainly as a result of the effect of allocating the fixed overhead expenses over the lower sales level and changes in sales mix. During the nine months ended, the 1996 overall gross profit percentage declined 11% from 1995 mainly due to sales mix changes with higher sales levels from the resale of imported products at lower margins. During the quarter ended, total operating expenses decreased (16%) from 1995 mainly as a result of lower sales commission and bad debt expense.

    During the nine months ended September 29, 1996, total operating expenses increased 16% over 1995. Increased advertising, bad debt and personnel expenses were the major items causing the higher operating expenses. As a result of the above, the electronics segment reported a significant decrease in operating performance compared to the comparable quarter in 1995. For the nine months ended September 29, 1996, operating profit of this segment decreased 12% from last year.

    The higher sales levels in the steel cable segment were mainly due to increased sales to the automotive and marine markets. During the quarter and nine months ended September 29, 1996, the overall gross profit percentage increased 35% and 23%, respectively, over 1995 mainly as a result of the favorable effects of spreading the fixed overhead over the increased sales. Total operating expenses decreased 16% and 22% from 1995 during the quarter and nine months ended 1996 periods, respectively, mainly as a result of a decrease in legal fees and personnel expenses.
As a result of the increased sales and gross margin coupled with the decrease in operating expenses, the steel cable segment reported a $381,000 and $1,047,000 increase in operating profit over 1995 during the quarter and nine months ended September 29, 1996, respectively.

    The lower sales in the instruments segment during the quarter ended September 29, 1996 were mainly due to lower sales to the NDT/NDE market, partially offset by slightly higher sales to both the colloidal and medical research markets. For the nine months ended, the sales decrease was attributable to lower sales to both the colloidal and medical research markets as sales to the NDT/NDE markets remained flat with 1995. During both the quarter and nine months ended September 29, 1996, the overall gross profit percentage decreased 25% from the 1995 periods. Changes in the sales mix, increased personnel costs and the effects of spreading the fixed overhead over the lower sales levels were the main causes of the margin decrease. During the quarter ended, total operating expenses decreased $245,000 (40%) from 1995 mainly as a result of lower selling expenses. For the nine months ended, total operating expenses decreased $472,000 (24%) from 1995 as lower selling expenses were partially offset by higher research and development costs. The selling expense decreases were due to lower personnel, travel and advertising expenses. Increased personnel and operating supplies costs were the primary reasons for the higher research and development expense. During the quarter ended September 29, 1996, the instruments segment reported a $59,000 (60%) increase in operating profit over 1995 as the reduction in operating expenses more than offset the decline in sales and lower gross margin. For the nine months ended September 29, 1996, operating profit decreased $223,000 from 1995, due to the combination of the lower sales and gross profit percentage, offset in part by lower operating expenses.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

            3. (b)   Amendment to Article III, Section 1 of the By-Laws
                     adopted October 29, 1996.  Filed herein.
            3. (c)   By-Laws.  Filed herein.
           11.       Statement re Computation of Per Share Earnings.
                     Filed herein.
           27.       Financial Data Schedule.  Filed for electronic
                     purposes only.

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



                                             MATEC Corporation
                                     ------------------------------------


Date: November 8, 1996               By /s/ Robert B. Gill
                                        ---------------------------------
                                        Robert B. Gill,
                                        President and Chief Executive
                                        Officer


Date: November 8, 1996               By /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer