Form 10KSB
period 1996-12-31
MATEC CORP/DE/
filed 1997-03-28
CIK 85608

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                             FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                          -----------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Aggregate market value of voting stock held by non-affiliates: $5,055,562 (computed by reference to the last sales price of such common stock on March 24, 1997 as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 24, 1997: 2,735,216

Documents incorporated by reference:
  Annual Report to Stockholders for the year ended December 31, 1996:
   Parts I, II and IV
  Proxy Statement for the 1997 annual meeting of stockholders: Part III

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

    During the fourth quarter of 1996, the Company decided to phase out of its AcoustoSizer (TM) product line in the Instruments segment and to close its Electronics segments manufacturing operation in Pennsylvania and relocate the operation to its Massachusetts facility. For further information, see Note 2 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders, which Note is incorporated by reference.

    Financial information about industry segments is set forth in
Note 12 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders, which Note is incorporated herein by reference.


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

    Applications for Valpey's products include computers, computer peripheral equipment such as modems and high resolution graphics terminals, microprocessor-based instrumentation, communications equipment, and defense and aerospace electronics. A significant portion of the high-volume, low-cost product sales is derived from imported products. Crystal and oscillator sales accounted for 36%, 40%, and 30% of the Company's sales for the years ended December 31, 1996, 1995 and 1994, respectively.

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


Steel Cable
-----------

    Bergen Cable Technologies, Inc. ("Bergen") is involved in the design and manufacture of custom mechanical control assemblies. In addition, Bergen manufactures or purchases and sells a wide range of small diameter cables made primarily of stainless or galvanized steel. Current cable capabilities range from a .0045" diameter miniature cable to a 0.187" wire rope. Bergen's sales accounted for 41%, 34% and 42% of the Company's sales for the years ended December 31, 1996, 1995 and 1994, respectively.

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

    Sales to the automotive market amounted to approximately 54%, 46%, and 41% of Bergen's sales during the years ended December 31, 1996, 1995 and 1994, respectively.



  Instruments
  -----------

    The Company's Instruments segment includes Matec Applied Sciences, Inc. ("MASI") and Matec Instruments, Inc.("MI"). These subsidiaries develop and manufacture computer-controlled ultrasonic test equipment to perform real-time measurements and analysis. The Instruments segment accounted for 19%, 21%, and 24% of the Company's sales for the years ended December 31, 1996, 1994 and 1994, respectively.

    The instruments are sold in the USA mainly through each subsidiary's sales personnel, while foreign sales are performed through independent manufacturers' representatives. Export sales accounted for 31%, 49%, and 53% of this segment's sales for the years ended December 31, 1996, 1995 and 1994, respectively.

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

    Matec Applied Sciences, Inc. ("MASI")
    -------------------------------------

    MASI produces and sells instruments that evaluate the stability of colloidal dispersions (small particles in suspension) for fundamental and applied research in both laboratory and industrial applications.
Currently, MASI sells two instruments: the ESA-8000 ("ESA") and the CHDF 2000 Particle Sizer ("CHDF").

    The ESA system measures the surface electrical charge, particle mobility, pH, conductivity, and temperature of colloidal suspensions in both aqueous and non-aqueous dispersions. The computer-controlled instrument provides on-line, real time measurements and on-screen plotting. The major markets for this system include industries involved in the research and processing of pigments, minerals and ores, ceramics and petrochemicals.

    During the second quarter of 1996, MASI introduced and began shipping its CHDF, an upgraded and newer version of the original CHDF 1100 Particle Sizer that was introduced in 1989. The CHDF performs high-resolution measurements of particle size distributions in the size range of 0.015 -
1.1 microns. The instrument operates using Windows software and may be used with an external autosampler The primary markets for this instrument are the latex, ceramics, pharmaceutical and pigment industries.

    During the fourth quarter of 1996, the Company decided to phase out its third instrument, the AcoustoSizer(TM). MASI began commercial shipments of the AcoustoSizer(TM) in the fourth quarter of 1993. For further information, see Note 2 to the Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders, which Note is incorporated by reference. The AcoustoSizer(TM) was developed by MASI in a joint effort with Colloidal Dynamics Pty. Ltd. and the University of Sydney, both in Australia.


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

       During the last three years, MI's main focus has been selling custom designed systems used to inspect for and detect flaws in materials. These systems may be integrated with a customer's manufacturing or quality control process. MI believes that its future growth will come from sales of these custom systems that combine ultrasonic technology with custom software, hardware and mechanical design. MI's also continues to sell a line of standard instrumentation to the NDE/NDT market.

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

    Crystal Biotech(TN) products include the CBI-8000, the Myotrac System, and the DataFlow(TN). The CBI-8000, an upgradable and modular instrument introduced in 1994, replaces the older VF-1 model and measures blood flow and myocardial dimensions in laboratory instrumented animals. Modules offered by MI enhance the capabilities of the CBI-8000 to provide the user simultaneous measurements of blood flow, organ dimensions, and tissue thickness and volumetric flow. The Myotrac System, introduced in late
1994, measures cellular function and dimension.   MI's DataFlow(TN) system
is a data acquisition tool that enables the user to record, analyze and display data collected from the VF-1 or any other instrument. Primary markets for these products include government and university laboratories, research hospitals and the pharmaceutical industry.


Patents and Licenses
--------------------

    The Company owns various patents and has additional patent applications pending. While some of these patents are deemed to have value, the business of the Company, in the opinion of management, is not substantially dependent upon such patents, but is primarily based on know-how and market acceptance.

    In the Instruments segment, MASI is a licensee of certain patented technology relating to its AcoustoSizer(TM) and CHDF-2000 products. Under the AcoustoSizer(TM) agreement, MASI is granted a world-wide sole and exclusive license to manufacture and market instruments for scientific and laboratory use. Under the CHDF agreement, MASI is granted the sole and exclusive worldwide right to manufacture and sell products utilizing certain technology.

Seasonal Nature of the Business
-------------------------------

    In recent years, the Company has experienced some softness in third quarter sales offset by a rise in fourth quarter sales in the Instruments segment. The Company attributes this third quarter decline to vacations taken during the summer months in the research community (industry, government and university).


Working Capital
---------------

    There are no unusual working capital requirements relating to the Company's ongoing operations.


Customers
---------

    During the last three years, no customer accounted for 10% of the Company's consolidated sales.

    A majority of the sales in the Electronics segment are to the computer and telecommunications markets. Approximately 30% of the Electronics segment sales in 1996 were made to its five largest customers. Sales to the aerospace and automotive markets accounted for approximately 65% of the 1996 revenue in the Steel Cable segment. Approximately 40% of the Steel Cable's segment sales in 1996 were made to its five largest customers.


Backlog Data
------------

    The Company's backlog of firm orders at December 31, 1996 and 1995 are as follows (in thousands):

         Segment                          1996           1995
      -------------                       ----           ----
      Electronics .....................  $2,744         $4,737
      Steel Cable .....................   3,143          2,689
      Instruments .....................     187            373
                                         ------         ------
                                         $6,074         $7,799
                                         ======         ======

    The decrease in the Electronics segment is attributable to the lower backlog level in the import product line, partially offset by a slightly higher backlog level in the remaining product lines. The increase in the Steel Cable segment is mainly due to an increase in the automotive market backlog. The decrease in the Instruments segment is due to a lower level of custom designed systems for the NDE/NDT market. In the Instruments segment, management believes that backlog data is not as meaningful, since customer's orders for instruments are normally shipped upon receipt of order.

    The Company expects to ship all of the December 31, 1996 backlog within 1997.

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


Research and Development
------------------------

    Expenditures for Company-sponsored research and development activities amounted to approximately $705,000, $536,000 and $962,000 in 1996, 1995 and
1994, respectively. Such amounts represent 2.3%, 1.8% and 4.0%, respectively, of sales for such periods.

    The increase in expenses in 1996 is mainly due to higher expenses in the Instruments segment relating to the new model of the CHDF instrument. The reduction in expenses from 1994 to 1995 is attributable to lower expenses in the Electronics and Instruments segments as new product and process development projects were completed in late 1994.

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


Employees
---------

    No employees at the various locations of the Company are represented by a collective bargaining unit. At December 31, 1996, the Company has 314 full-time and 14 part-time employees. The Company considers its relations with its employees to be satisfactory.


Foreign and Domestic Operations and Export Sales
------------------------------------------------

    Financial information about foreign and domestic operations and export sales is set forth in Note 12 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders, which Note is incorporated herein by reference.

Item 2.  Properties
-------  ----------

    The Company has the following facilities, each of which contains office and manufacturing space and all of which are owned (except as noted).

                                  Approximate
     Location                     Square Feet      Primary Use
     --------                     -----------      -----------

Wilmington, Delaware (1)           215,000      Real Estate Operation

Lodi, New Jersey                    50,560      Steel Cable

Northboro, Massachusetts (2)        35,000      Real Estate Operation
                                                Instruments

Hopkinton, Massachusetts            32,400      Electronics, Corporate
                                                Headquarters

Juarez, Mexico (3)                  20,000      Steel Cable











































































  (1) At December 31, 1996 this facility is subject to one Industrial Revenue Bond with a total balance due of $200,000. See Note 9 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders. Approximately 124,000 square feet is leased and the remaining space is available for rent.

  (2) Matec Instruments occupies approximately 11,000 square feet, approximately 10,000 square feet is leased and the remaining space is available for rent.

  (3)   Facilities under lease expiring in December 1997.






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



Executive Officers of the Registrant
------------------------------------

    The names, ages and offices of the executive officers of the Registrant are as follows:

       Name            Age                  Office
       ----            ---                  ------

 Robert B. Gill         55    President and Chief Executive Officer
 Michael J. Kroll       48    Vice President and Treasurer

    The term of office for each officer of the Registrant is until the first meeting of the Board of Directors following the Annual
Meeting of Stockholders and until a successor is chosen and qualified.

    Mr. Gill has been President and Chief Executive Officer of the Registrant since December 21, 1992. He was President of Laser Diode, Inc., a manufacturer of communication equipment, from prior to 1992 to December 1992.

    Mr. Kroll has been Vice President and Treasurer of the Registrant since prior to 1992.

                               PART II


Item 5.  Market for the Registrant's Common Stock and Related
-------  ----------------------------------------------------
         Stockholder Matters
         -------------------

    The information set forth on Page 1 of the 1996 Annual Report to Stockholders under the caption "Common Stock Information" is incorporated by reference.



Item 6.  Selected Financial Data
-------  -----------------------

    The information set forth on page 4 of the 1996 Annual Report to Stockholders under the caption "Five Year Financial Summary" is incorporated by reference.



Item 7.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

    The information set forth on pages 4 through 6 of the 1996 Annual Report to Stockholders under the caption "Management's Discussion and Analysis" is incorporated by reference.



Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

    The information contained in the Consolidated Financial
Statements, Notes to Consolidated Financial Statements and the
Independent Auditors' Report appearing on pages 7 through the inside back cover of the 1996 Annual Report to Stockholders is incorporated by reference.



Item 9.  Disagreements on Accounting and Financial Disclosure
-------  ----------------------------------------------------

    None.

                               PART III


    The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Voting Securities", "Security Ownership of Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".

                               PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  -------------------------------------------------------
          Form 8-K
          --------

(a) 1. The following Consolidated Financial Statements are incorporated by reference from the indicated pages of the 1996 Annual Report to Stockholders:

                                                 Page Number(s) in
                                                   Annual Report
     Consolidated Balance Sheets,
      December 31, 1996 and 1995 ....................         7

     Consolidated Statements of Operations
      for the Years Ended December 31, 1996,
      1995 and 1994 .................................         8

     Consolidated Statements of Cash Flows
      for the Years Ended December 31, 1996,
      1995 and 1994 .................................         9

     Consolidated Statements of Stockholders' Equity
      for the Years Ended December 31, 1996,
      1995 and 1994 .................................        10

     Notes to Consolidated Financial Statements .....     10-16

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

(a) 3. The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index on page 20, are as follows:

     Exhibit No.                      Description
     -----------      ---------------------------------------------

       3. (a)         Certificate of Incorporation
       3. (c)         By-Laws
       4. (a)         Common Stock Purchase Warrant
      10. (a) *       1992 Stock Option Plan
      11.             Calculation of Earnings Per Share
      13.             1996 Annual Report to Stockholders
      21.             Subsidiaries of the Registrant
      23.             Consent of Independent Auditors
      27.             Financial Data Schedule

      * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

(b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of its year ended December 31, 1996.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MATEC Corporation

Date:  March 26, 1997                  By: /s/ Robert B. Gill
                                          -------------------
                                          Robert B. Gill
                                          President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                      Title                     Date
    ---------                      -----                     ----
/s/ Robert B. Gill       President, Chief Executive     March 26, 1997
------------------------   Officer, and Director
Robert B. Gill

/s/ Michael J. Kroll      Vice President and Treasurer
------------------------  (Principal Financial Officer  March 26, 1997
Michael J. Kroll           and Principal Accounting
                           Officer)

/s/ Eli Fleisher          Director                      March 26, 1997
------------------------
Eli Fleisher

/s/ Lawrence Holsborg     Director                      March 26, 1997
------------------------
Lawrence Holsborg

/s/ John J. McArdle III   Director                      March 26, 1997
------------------------
John J. McArdle III

/s/ Robert W. Muir, Jr.   Director                      March 26, 1997
------------------------
Robert W. Muir, Jr.

/s/ Joseph W. Tiberio     Director                      March 26, 1997
------------------------
Joseph W. Tiberio

                          Director                      March   , 1997
------------------------
Robert W. Valpey

/s/ Ted Valpey, Jr.       Chairman of the Board and     March 26, 1997
------------------------   Director
Ted Valpey, Jr.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
MATEC Corporation
Hopkinton, Massachusetts

We have audited the consolidated financial statements of MATEC Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 28, 1997 (March 4, 1997, as to Note 15); such consolidated financial statements and report are included in the MATEC 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of MATEC Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Boston, Massachusetts
February 28, 1997 (March 4, 1997, as to Note 15)

                  MATEC Corporation and Subsidiaries
                  ----------------------------------

            Schedule II - Valuation and Qualifying Accounts
            -----------------------------------------------

                                     Additions
                      Balance at     Charged to                    Balance
                      Beginning      Costs and                     at End
  Description         of Period      Expenses       Deductions     of Period
  -----------         ----------     ----------     ----------    ----------

Allowance for
 Doubtful Accounts:

Year Ended
 December 31, 1996     $ 194,000      $  83,974      $ 132,974     $ 145,000
                       =========      =========      =========     =========

 December 31, 1995     $ 199,000      $  23,652      $  28,652     $ 194,000
                       =========      =========      =========     =========

 December 31, 1994     $ 194,000      $  59,881      $  54,851     $ 199,000
                       =========      =========      =========     =========


Inventory Reserve:

Year Ended:
 December 31, 1996    $  930,000      $ 738,314      $ 298,314    $1,370,000
                      ==========      =========      =========    ==========

 December 31, 1995    $  853,000      $ 388,040      $ 311,040    $  930,000
                      ==========      =========      =========    ==========

 December 31, 1994    $1,121,000      $ 264,863      $ 532,863    $  853,000
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

 3. (c) By-Laws (incorporated by reference to Exhibit 3. (c) to Registrant's Form 10-QSB for the quarterly period ended September 29, 1996).

 4. Each instrument which defines the rights of holders of long-term debt of Registrant and its subsidiaries under which the amount authorized does not exceed 10% of total assets of Registrant and subsidiaries on a consolidated basis has not been filed as an exhibit to this Annual Report on Form 10-KSB. Registrant hereby undertakes and agrees to furnish a copy of each instrument to the Securities and Exchange Commission upon request.

 4. (a) Common Stock Purchase Warrant dated April 12, 1995 between the Registrant and Massachusetts Capital Resource Company (incorporated by reference to Exhibit 4.(a) on Form 10-Q for the quarterly period ended July 2, 1995.

10. (a)     1992 Stock Option Plan (incorporated by reference to
            Exhibit 10. (c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

11.         Calculation of Earnings Per Share.  Filed herewith.

13.         1996 Annual Report to Stockholders.  Filed herewith.

21.         Subsidiaries of the Registrant.  Filed herewith.

23.         Consent of Independent Auditors.  Filed herewith.

27. Financial Data Schedule. Filed for electronic purposes only.