Form 10-Q
period 1997-03-30
MATEC CORP/DE/
filed 1997-05-07
CIK 85608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  March 30, 1997
                                -----------------------------------------
                                   OR
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

As of May 6, 1997, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,735,191.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       March 30, 1997 and December 31, 1996 ....................     3

      Consolidated Statements of Operations -
       Three Months Ended March 30, 1997 and March 31, 1996 ....     4

      Consolidated Condensed Statements of Cash Flows -
       Three Months Ended March 30, 1997 and March 31, 1996 ....     5

      Notes to Consolidated Condensed Financial Statements .....     6

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations .....................   7-9


PART II. OTHER INFORMATION


      Item 4 - Submission of Matters to a Vote of
               Security Holders ................................    10

      Item 6 - Exhibits and Reports on Form 8-K ................    10

Signatures .....................................................    11

                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)
                                                         3/30/97 12/31/96
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $   834  $   884
  Receivables, less allowances of $132 and $145 ........   5,794    5,764
  Inventories ..........................................   5,309    5,464
  Deferred income taxes and other current assets .......   1,124    1,037
                                                         -------  -------
    Total current assets ...............................  13,061   13,149
                                                         -------  -------
Property, plant and equipment, at cost .................  18,972   18,894
  Less accumulated depreciation ........................  12,618   12,480
                                                         -------  -------
                                                           6,354    6,414
                                                         -------  -------
Marketable equity securities ...........................   2,652    2,782
Other assets ...........................................     120      109
                                                         -------  -------
                                                         $22,187  $22,454
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ........................................ $ 1,140  $ 1,190
  Current portion of long-term debt ....................     200      200
  Accounts payable .....................................   2,212    2,035
  Accrued liabilities ..................................   1,220    1,399
  Income taxes .........................................     115      119
                                                         -------  -------
    Total current liabilities ..........................   4,887    4,943
                                                         -------  -------
Deferred income taxes ..................................   1,611    1,652
Long-term debt .........................................   1,985    1,984
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued 3,804,195 shares     190      190
  Capital surplus ......................................   6,443    6,443
  Retained earnings ....................................  10,936   10,955
  Net unrealized gain on marketable equity securities ..   1,492    1,570
  Treasury stock at cost, 1,068,979 and 1,049,467 shares  (5,357)  (5,283)
                                                         -------  -------
    Total stockholders' equity ......................     13,704   13,875
                                                         -------  -------
                                                         $22,187  $22,454
                                                         =======  =======
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                (Unaudited)


                                          Three Months Ended
                                          3/30/97   3/31/96
                                          -------   -------
Net sales ............................    $ 7,445   $ 8,652
Cost of sales ........................      5,933     6,263
                                          -------   -------
  Gross profit .......................      1,512     2,389

Operating expenses:
  Selling and administrative .........      1,397     1,762
  Research and development ...........         51       134
                                          -------   -------
                                            1,448     1,896

Operating profit .....................         64       493

Other income (expense):
 Interest expense ....................        (83)     (116)
 Other, net ..........................        (13)      (13)
                                          -------   -------
                                              (96)     (129)

Earnings (loss) before income taxes ..        (32)      364

Income tax (expense) credit ..........         13      (146)
                                          -------   -------
Net earnings (loss) ..................    $   (19)  $   218
                                          =======   =======

Earnings (loss) per share ............     $ (.01)   $  .08
                                           ======    ======

Average shares outstanding ...........      2,748     2,764
                                            =====     =====

Cash dividends per share .............      $   -     $   -
                                            =====     =====


See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Three Months Ended
                                                     3/30/97   3/31/96
                                                    --------  --------
Cash flows from operating activities:
 Net earnings (loss) ..............................  $   (19)  $   218
 Adjustments to reconcile net earnings (loss) to
  net cash provided (used) by operating activities:
   Non-cash items .................................      333       285
   Changes in operating assets and liabilities ....       52       (12)
                                                     -------   -------
Net cash provided by operating activities                366       491
----------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures, net ........................     (277)     (262)
 Other, net........................................      (16)      (10)
                                                     -------   -------
Net cash (used) by investing activities                 (293)     (272)
----------------------------------------------------------------------
Cash flows from financing activities:
 Net (repayments) under lines of credit ...........      (50)     (200)
 Purchases of common stock ........................      (73)        -
 Payments on long-term debt .......................        -       (24)
                                                     -------   -------
Net cash (used) by financing activities                 (123)     (224)
----------------------------------------------------------------------

Net (decrease) in cash and cash equivalents .........    (50)       (5)

Cash and cash equivalents:
 Beginning of period ..............................      884       830
                                                     -------   -------
 End of period ....................................  $   834   $   825
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

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 MATEC Corporation and Subsidiaries Annual Report which is incorporated by reference in Form 10-KSB for the year ended December 31, 1996.


2. Inventories:

    Inventories consist of the following (in thousands):
                                                3/30/97     12/31/96
                                                -------     --------
         Raw materials .......................  $ 2,657      $ 2,586
         Work in process .....................      940          849
         Finished goods ......................    1,712        2,029
                                                -------      -------
                                                $ 5,309      $ 5,464
                                                =======      =======

    Inventories of $2,455,000 in 1997 and $2,575,000 in 1996 are
determined by the LIFO method.


3. New Accounting Standards:

    The Company will adopt Statement of Financial Accounting
Standards ("SFAS") No. 128, "Earnings Per Share" in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of SFAS 128. The standard specifies the computation, presentation and disclosure requirements for earnings per share.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Financial Condition
-------------------
     Cash and cash equivalents decreased $50,000 during the three months ended March 30, 1997. The Company's operations generated $366,000 in cash during this period, while investing and financing activities used cash of $293,000 and $123,000, respectively.

     The sources of cash from operations were the net noncash items, mainly depreciation, of $333,000 and $52,000 from the favorable change in operating assets and liabilities, partially offset by the $19,000 loss. The decrease in inventory and the increase in accounts payable, offset in part by a decrease in accrued liabilities were the primary reasons for the decrease in net operating assets. The decrease in inventory was mainly due to lower levels in the steel cable and electronics segments due to a combination of shorter lead times for certain products, the Company's effort to reduce certain inventory levels and the increased shipments in the steel cable segment. The increase in accounts payable is mainly attributable to the timing of inventory purchases. The decrease in accrued liabilities resulted mainly from the payments of the 401(k) match and restructuring expenses.

     The Company's principal investing activity during the three months ended March 30, 1997 was the purchase of $277,000 of capital equipment. Machinery and equipment additions geared toward adding new and upgrading existing production capabilities and processes in the steel cable segment accounted for the majority of these expenditures.

     During the quarter ended March 30, 1997, the Company reduced its lines of credit borrowings by $50,000. At March 30, 1997, the Company's unused portion of these lines of credit was $1,710,000.

     Management believes that based on its current debt arrangements, its current working capital, and the expected cash flows from operations the Company's resources are sufficient to meet its financial needs in 1997 including a remaining capital expenditures budget of approximately $1,000,000.

Results of Operations -- Overview --
------------------------------------
     Net sales for the quarter ended March 30, 1997 decreased $1,207,000 (14%) from the comparable period in 1996, as lower sales in the electronics and instruments segments were partially offset by increased sales in the steel cable segment.

     The overall gross profit percentage decreased 26% from 1996 as lower margins in the electronics and steel cable segments were partially offset by higher margins in the instruments segment.

     Total selling and administrative expenses decreased $365,000 (21%) from 1996. Selling expenses decreased $303,000 (27%) from 1996 as all segments reported lower expenses. Overall general and administrative expenses decreased $62,000 (10%) mainly as a result of the lower provision for Company-wide profit sharing and incentive bonus expense.

     Research and development expenses decreased $83,000 (62%) from 1996 as a result of lower expenses in the instruments segment.

     Interest expense decreased $33,000 from 1996 due to the lower levels of short and long-term debt. Other income (expense), net remained level with 1996.

     The estimated effective income tax rate for both 1997 and 1996 is 40%.

     Based on the lower sales level and the lower gross margin, offset in part by a decrease in operating expenses, operating profit decreased from $493,000 in 1996 to $64,000 during the quarter ended March 30, 1997. Nonoperating expenses decreased $33,000 from 1996 mainly as a result of lower interest expense. As a result, the Company reported a pre-tax loss of $32,000 during the quarter ended March 30, 1997 versus a pre-tax profit of $364,000 in 1996. The net loss amounted to $19,000 in 1997 compared to net earnings of $218,000 in 1996.


Business Segment Results
------------------------
     Sales in the steel cable segment increased $760,000 (26%) over 1996 mainly due to increased sales to the automotive market. The overall gross profit percentage decreased 30% from last year mainly as a result of increased operating costs, primarily labor and freight, in its Mexican facility. Based on the increased sales volume and delivery requirements of the Mexican facility, the Company experienced an increase in the number of and turnover of direct labor people, resulting in significant labor inefficiencies and higher than anticipated labor costs. In addition, in order to meet customer delivery schedules, the Company incurred higher than expected freight expenses. Operating expenses decreased $50,000 from 1996 mainly due to a lower bad debt expense provision. As a result of the lower gross margin, partially offset by a decrease in operating expenses, the steel cable segment reported a $39,000 decrease in operating profit from 1996.

    Sales in the electronics segment decreased $1,409,000 (32%) from 1996 as this segment continues to experience softness from both the OEM and contract manufacturers in the telecommunications market. The segment first began to see this softness in the latter part of the second quarter of 1996. The gross profit percentage decreased 28% from 1996 as a result of the negative effect of allocating the fixed overhead expenses over the lower sales level and changes in product mix. Total operating expenses decreased 14% from 1996 mainly as a result of lower sales commission expense. Based on the decreased sales and gross profit, offset in part by lower operating expenses, the electronics segment reported a decrease in operating profit of $527,000 from 1996.

    Total sales in the instruments segment decreased $557,000 (41%) from 1996 as lower sales to both the NDT/NDE and medical research markets were partially offset by increased unit sales of instruments to the colloidal markets. The overall gross profit percentage increased 15% from 1996 mainly as a result of decreased personnel expense due to the phasing out of the AcoustoSizer(TM) in 1996, reduced operating expenses and operating efficiencies achieved by the consolidation of this segment in one location, and changes in sales mix. Total operating expenses declined 43% from 1996 mainly due to decreases in selling and research and development expenses. The selling expense decrease was mainly due to lower personnel, travel and advertising expenses. Decreased personnel expense and operating supplies were the primary reasons for the decrease in research and development expense. While sales decreased, based on an increase in the gross profit percentage and lower operating expenses, the instruments segment reported a $103,000 reduction in its operating loss incurred in 1996.

                        PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on April 28, 1997 to consider and vote on the election of seven directors.

          Stockholders cast votes for the election of directors as follows:

                Nominee               "For"          "Withheld"
          ------------------        ---------        ----------

          Eli Fleisher              2,256,395            5,582
          Robert B. Gill            2,104,183          157,794
          Lawrence Holsborg         2,256,495            5,482
          John J. McArdle III       2,256,445            5,532
          Robert W. Muir, Jr.       2,256,495            5,482
          Joseph W. Tiberio         2,256,395            5,582
          Ted Valpey, Jr.           2,256,345            5,632


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

            3. (b)   Amendment to Article III, Section 1 of the By-Laws
                     effective April 28, 1997.  Filed herein.
            3  (c)   By-Laws.  Filed herein.
           11.       Statement re Computation of Per Share Earnings
                     (Loss).  Filed herein.
           27.       Financial Data Schedule.  Filed for electronic
                     purposes only.

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



                                             MATEC Corporation
                                     ------------------------------------


Date: May 7, 1997                    By /s/ Ted Valpey, Jr.
                                        ---------------------------------
                                        Ted Valpey, Jr.
                                        Chairman of the Board and
                                        President



Date: May 7, 1997                   By  /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)