Form 10-Q
period 1997-06-29
MATEC CORP/DE/
filed 1997-08-12
CIK 85608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  June 29, 1997
                                -----------------------------------------
                                   OR
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

As of August 7, 1997, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,733,691.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       June 29, 1997 and December 31, 1996 .....................     3

      Consolidated Statements of Operations - Three Months and
       Six Months Ended June 29, 1997 and June 30, 1996 ........     4

      Consolidated Condensed Statements of Cash Flows -
       Six Months Ended June 29, 1997 and June 30, 1996 ........     5

      Notes to Consolidated Condensed Financial Statements .....     6

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations .....................  7-10


PART II. OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K ................    11

Signatures .....................................................    12

                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)
                                                         6/29/97 12/31/96
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $   912  $   884
  Receivables, net .....................................   5,040    5,764
  Inventories ..........................................   5,838    5,464
  Deferred income taxes and other current assets .......   1,347    1,037
                                                         -------  -------
    Total current assets ...............................  13,137   13,149
                                                         -------  -------
Property, plant and equipment, at cost .................  19,516   18,894
  Less accumulated depreciation ........................  12,956   12,480
                                                         -------  -------
                                                           6,560    6,414
                                                         -------  -------
Marketable equity securities ...........................   2,976    2,782
Other assets ...........................................     122      109
                                                         -------  -------
                                                         $22,795  $22,454
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ........................................ $   890  $ 1,190
  Current portion of long-term debt ....................     200      200
  Accounts payable .....................................   2,533    2,035
  Accrued liabilities ..................................   1,352    1,399
  Income taxes .........................................     149      119
                                                         -------  -------
    Total current liabilities ..........................   5,124    4,943
                                                         -------  -------
Deferred income taxes ..................................   1,750    1,652
Long-term debt .........................................   1,987    1,984
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued 3,804,195 shares     190      190
  Capital surplus ......................................   6,443    6,443
  Retained earnings ....................................  10,978   10,955
  Net unrealized gain on marketable equity securities ..   1,686    1,570
  Treasury stock at cost, 1,069,004 and 1,049,467 shares  (5,363)  (5,283)
                                                         -------  -------
    Total stockholders' equity ......................     13,934   13,875
                                                         -------  -------
                                                         $22,795  $22,454
                                                         =======  =======
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                (Unaudited)


                               Three Months Ended    Six Months Ended
                                6/29/97   6/30/96   6/29/97   6/30/96
                                -------   -------  --------  --------

Net sales ..................... $ 7,545   $ 8,114  $ 14,990  $ 16,765
Cost of sales .................   6,074     5,972    12,007    12,235
                                -------   -------  --------  --------
  Gross profit ................   1,471     2,142     2,983     4,530

Operating expenses:
  Selling and administrative ..   1,408     1,603     2,805     3,366
  Research and development ....      19       177        70       310
  Restructuring ...............     (90)        -       (90)        -
                                -------   -------  --------  --------
                                  1,337     1,780     2,785     3,676

Operating profit ..............     134       362       198       854

Other income (expense):
 Interest expense .............     (83)     (115)     (166)     (231)
 Other, net ...................      19        25         6        12
                                -------   -------  --------  --------
                                    (64)      (90)     (160)     (219)

Earnings before income taxes ..      70       272        38       635

Income tax expense ............      28        96        15       242
                                -------   -------  --------  --------
Net earnings .................. $    42   $   176  $     23  $    393
                                =======   =======  ========  ========

Earnings per share ............   $ .02     $ .06     $ .01     $ .14
                                  =====     =====     =====     =====

Average shares outstanding ....   2,734     2,765     2,741     2,765
                                  =====     =====     =====     =====

Cash dividends per share ......   $   -     $   -     $   -     $   -
                                  =====     =====     =====     =====


See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Six Months Ended
                                                     6/29/97   6/30/96
                                                    --------  --------
Cash flows from operating activities:
 Net earnings .....................................  $    23   $   393
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Non-cash items .................................      665       667
   Changes in operating assets and liabilities ....      563       503
                                                     -------   -------
Net cash provided by operating activities              1,251     1,563
----------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures, net ........................     (822)     (524)
 Other, net........................................      (21)      (12)
                                                     -------   -------
Net cash (used) by investing activities                 (843)     (536)
----------------------------------------------------------------------
Cash flows from financing activities:
 Net (repayments) under lines of credit ...........     (300)     (625)
 Purchases of treasury stock ......................      (80)        -
 Payments on long-term debt .......................        -       (48)
 Stock options exercised ..........................        -        23
                                                     -------   -------
Net cash (used) by financing activities ...........     (380)     (650)
----------------------------------------------------------------------

Net increase in cash and cash equivalents .........       28       377

Cash and cash equivalents:
 Beginning of period ..............................      884       830
                                                     -------   -------
 End of period ....................................  $   912   $ 1,207
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

2. Receivables:

    Receivables consist of the following (in thousands):
                                                 6/29/97    12/31/96
                                                 -------    --------
      Accounts receivable, less allowance for
       doubtful accounts of $135 and $145 .....  $ 4,774    $  5,498
      Costs and estimated earnings in excess of
       billings on uncompleted contracts ......      142         142
      Refundable income taxes .................      124         124
                                                 -------    --------
                                                 $ 5,040    $  5,764
                                                 =======    ========
3. Inventories:

    Inventories consist of the following (in thousands):
                                                6/29/97     12/31/96
                                                -------     --------
         Raw materials .......................  $ 2,711      $ 2,586
         Work in process .....................    1,223          849
         Finished goods ......................    1,904        2,029
                                                -------      -------
                                                $ 5,838      $ 5,464
                                                =======      =======

    Inventories of $2,769,000 in 1997 and $2,575,000 in 1996 are
determined by the LIFO method.

4. Subsequent Events:

     In July 1997, the Company announced the signing of a letter of intent to sell its Bergen Cable Technologies, Inc. subsidiary to Teleflex Incorporated for approximately $9,750,000 in cash. The transaction is subject to the negotiation and execution of a definitive purchase agreement and real estate lease between the parties, and the parties' necessary corporate approvals. Bergen's operations make up the steel cable segment of the Company's business. On August 5, 1997, Teleflex informed the Company that the acquisition of Bergen by Teleflex on the basis previously discussed is not in the best interests of Teleflex.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------
     Cash and cash equivalents increased $28,000 during the six months ended June 29, 1997. The Company's operations generated $1,251,000 in cash during this period, while investing and financing activities used cash of $843,000 and $380,000, respectively.

     The primary sources of cash from operations were net earnings of $23,000, the net noncash items, mainly depreciation, of $665,000 and $563,000 from the favorable change in operating assets and liabilities. A decrease in receivables and an increase in payables, offset in part by an increase in inventory, were the primary reasons for the decrease in net operating assets. The receivables decrease of $754,000 from the December 31, 1996 level is mainly due to a reduction in the number of days sales in receivables outstanding. The increase in accounts payable is mainly attributable to the timing of inventory purchases. Higher inventory levels in the steel cable segment due to the increased sales levels and in the instruments segment in order to complete its current backlog of orders were the main reasons for the increase in inventory.

     The Company's principal investing activity during the six months ended June 29, 1997 was the purchase of $822,000 of capital equipment. Machinery and equipment additions in the steel cable and electronics segments accounted for the majority of these expenditures. These additions are geared toward adding new and upgrading existing production capabilities and processes within both segments.

     During the six months ended June 29, 1997, the Company reduced its lines of credit borrowings by $300,000. At June 29, 1997, the Company's unused portion of its lines of credit arrangements was $1,960,000.

     Management believes that based on its current debt arrangements, its current working capital, and the expected cash flows from operations the Company's resources are sufficient to meet its financial needs in 1997 including a remaining capital expenditures budget of approximately $480,000.

Results of Operations -- Overview --
------------------------------------
    Net sales for the quarter ended June 29, 1997 decreased $569,000 (7%) from the comparable period in 1996, as lower sales in the instruments segment were partially offset by increased sales in the steel cable segment. During the six months ended, net sales decreased $1,775,000 (11%) from the 1996 level, as lower sales in both the instruments and electronics segments were partially offset by increased sales in the steel cable segment.

    During both periods the overall gross profit percentage decreased from 1996 levels mainly as a result of lower margins in the steel cable and electronics segments.

    Total selling and administrative expenses for the quarter and six months ended June 29, 1997 decreased $195,000 (12%) and $561,000 (17%), respectively, from the 1996 comparable periods. Lower selling expenses in the instruments and electronics segments accounted for the majority of the decrease in expenses during both periods.

    Research and development expenses decreased in both periods compared to 1996 as a result of lower expenses in the instruments segment.

    The restructuring credit represents a cash recovery, net of legal expenses, from the the sale of one of the product lines in the instruments segment.

    During the quarter and six months ended June 29, 1997, interest expense decreased $32,000 and $65,000, respectively, from the 1996 periods due to the lower levels of short and long-term debt.

    Other income (expense), net includes the following (in thousands):

                               Quarter Ended       Six Months Ended
                             6/29/97   6/30/96     6/29/97   6/30/96
                             -------   -------     -------   -------
Dividend income ...........  $    16   $    26     $    31   $    26
Real estate operations ....      (10)       (5)        (37)      (23)
Interest income ...........        8         4           9         4
Other, net ................        5         -           3         5
                             -------   -------     -------   -------
                             $    19   $    25     $     6   $    12
                             =======   =======     =======   =======

    The higher losses in the real estate operations are mainly due to decreased rental income.

    The estimated effective income tax rate for 1997 is 40% compared to 38% in 1996.

    Based on the lower sales levels and the decreased gross margin, partially offset by the lower operating expenses, the Company reported decreased operating profit during both the quarter and six month periods ended June 29, 1997. The net nonoperating expenses decreased slightly from the corresponding 1996 periods. As a result, the Company reported pre-tax profits of $70,000 and $38,000 during the quarter and six months ended June 29, 1997, respectively, versus $272,000 and $635,000 in the corresponding 1996 periods. Net earnings amounted to $42,000 for the quarter ended June 29, 1997 versus $176,000 in 1996 and $23,000 for the six months ended June 29, 1997 versus $393,000 in 1996.



Business Segment Results
------------------------
    The following table presents by segment the amounts and percentages of sales increase (decrease) from the corresponding prior year periods.

                           Quarter Ended           Six Months Ended
                              6/29/97                  6/29/97
                          ---------------          ----------------
      Segment             (000's)      %           (000's)       %
---------------------     -------     ---          -------      ---
Electronics .........     $    15       -          $(1,394)     (18)
Steel Cable .........         409      13            1,169       19
Instruments .........        (993)    (59)          (1,550)     (51)
                          -------                  -------
   Total                  $  (569)     (7)         $(1,775)     (11)
                          =======                  =======

    Sales in the electronics segment remained flat with the second quarter of 1996, but decreased 18% from 1996 during the six month period ended. This decrease was primarily attributable to lower sales to both the OEM and contract manufacturers in the telecommunications market. The segment first began to see the softness in this market during the latter part of the second quarter of 1996. During the quarter ended, the overall gross profit percentage decreased 3% from 1996 mainly as a result of changes in sales mix. During the six months ended, the overall gross profit percentages decreased 17% as a result of the negative effect of allocating the fixed overhead over the lower sales level and changes in the sales mix. During the quarter and six months ended, total operating expenses decreased 5% and 11%, respectively, from the 1996 periods mainly due to lower sales commission and personnel expenses. As a result of the above, the electronics segment reported a $22,000 increase in operating profit over 1996 during the quarter ended and a $505,000 decrease from 1996 during the six months ended period.

    The higher sales levels in the steel cable segment were mainly due to increased sales to the automotive market. During the quarter and six months ended June 29, 1997, the overall gross profit percentage decreased 43% and 36%, respectively, from 1996 mainly as a result of increased operating costs, primarily labor and freight, in its Mexican facility. Based on the increased sales volume and customer delivery requirements from its Mexican operation, the Company experienced an increase in the number of and turnover of direct labor people, resulting in significant labor inefficiencies and higher than anticipated labor costs. In addition, in order to meet customer delivery requirements, the Company incurred higher than expected freight expenses. During both periods, total operating expenses decreased slightly from prior year periods, mainly due to a lower bad debt expense provision. Mainly as a result of the lower gross margins, the steel cable segment reported decreases of $236,000 and $275,000 in operating profit versus 1996 during the quarter and six months period ended June 29, 1997, respectively.


    While all product lines in the instruments segment reported sales decreases from 1996 during both periods, lower sales of custom test systems to the NDT/NDE markets accounted for the majority of the decreases in both periods. During both periods in 1997 the overall gross profit percentage has remained fairly consistent with the 1996 period despite the sales decreases. The changes in the 1997 sales mix to increased instruments sales versus custom test systems and operating efficiencies achieved by the consolidation of this segment into one location were the main reasons for the margin consistency. During the quarter and six months ended periods, total operating expenses decreased approximately 50% from 1996 levels, due mainly to lower selling and research and development expenses. The selling expense decreases were mainly due to lower personnel, travel, commission, and advertising expenses. Decreased personnel expense and operating supplies and materials were the primary reasons for the lower research and development expense. Based on the decrease in the amount of gross profit recorded on the lower sales levels, offset in part by reduced operating expenses, the instruments segment reported a $15,000 operating loss for the 1997 quarter ended compared to a $49,00 operating profit in 1996. For the six months ended June 29, 1997, this segment reported a $39,000 lower operating loss versus the 1996 period.

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



                                             MATEC Corporation
                                     ------------------------------------


Date: August 11, 1997                By /s/ Ted Valpey, Jr.
                                        ---------------------------------
                                        Ted Valpey, Jr.
                                        Chairman of the Board and
                                        President


Date: August 11, 1997                By /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer