Form 10-Q
period 1997-09-28
MATEC CORP/DE/
filed 1997-11-10
CIK 85608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  September 28, 1997
                                -----------------------------------------
                                   OR
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

As of November 7, 1997, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,733,661.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       September 28, 1997 and December 31, 1996 ................     3

      Consolidated Statements of Operations - Three Months and
       Nine Months Ended September 28, 1997 and September 29, 1996   4

      Consolidated Condensed Statements of Cash Flows -
       Nine Months Ended September 28, 1997 and September 29, 1996   5

      Notes to Consolidated Condensed Financial Statements .....   6-7

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations .....................  8-11


PART II. OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K ................    12

Signatures .....................................................    13

                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                     MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)
                                                         9/28/97 12/31/96(a)
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $   588  $   610
  Receivables, net .....................................   3,157    3,716
  Inventories ..........................................   3,322    2,890
  Deferred income taxes and other current assets .......   1,032      955
                                                         -------  -------
    Total current assets ...............................   8,099    8,171
                                                         -------  -------
Property, plant and equipment, at cost .................  12,091   11,980
  Less accumulated depreciation ........................   8,102    7,788
                                                         -------  -------
                                                           3,989    4,192
                                                         -------  -------
Marketable equity securities ...........................   3,752    2,782
Net assets of discontinued operations ..................   5,740    5,520
Other assets ...........................................      92       78
                                                         -------  -------
                                                         $21,672  $20,743
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ........................................ $   250  $   650
  Current portion of long-term debt ....................       -      200
  Accounts payable .....................................   1,250    1,080
  Accrued liabilities ..................................   1,284    1,183
  Income taxes .........................................     243      119
                                                         -------  -------
    Total current liabilities ..........................   3,027    3,232
                                                         -------  -------
Deferred income taxes ..................................   2,071    1,652
Long-term debt .........................................   1,988    1,984
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued 3,804,195 shares     190      190
  Capital surplus ......................................   6,443    6,443
  Retained earnings ....................................  11,164   10,955
  Net unrealized gain on marketable equity securities ..   2,152    1,570
  Treasury stock at cost, 1,070,534 and 1,049,467 shares  (5,363)  (5,283)
                                                         -------  -------
    Total stockholders' equity ......................     14,586   13,875
                                                         -------  -------
                                                         $21,672  $20,743
                                                         =======  =======
(a) Restated for discontinued operations.
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                (Unaudited)


                                   Three Months Ended   Nine Months Ended
                                    9/28/97  9/29/96(a) 9/28/97  9/29/96(a)
                                   --------  --------  --------  --------

Net sales .......................   $ 4,548   $ 3,499  $ 12,216  $ 14,110
Cost of sales ...................     3,224     2,711     8,919    10,137
                                    -------   -------  --------  --------
  Gross profit ..................     1,324       788     3,297     3,973

Operating expenses:
  Selling and administrative ....     1,043       725     3,010     3,336
  Research and development ......        28       130        95       440
  Restructuring .................         -         -       (90)        -
                                    -------   -------  --------  --------
                                      1,071       855     3,015     3,776

Operating profit (loss) .........       253       (67)      282       197

Other income (expense):
 Interest expense ...............       (62)      (79)     (187)     (271)
 Other, net .....................        12        21        17        33
                                    -------   -------  --------  --------
                                        (50)      (58)     (170)     (238)

Earnings (loss) from continuing
 operations before income taxes .       203      (125)      112       (41)
Income tax (expense) benefit ....       (81)       48       (44)       15
                                    -------   -------  --------  --------
Earnings (loss) from continuing
 operations .....................       122       (77)       68       (26)

Earnings from discontinued
 operations, net of income taxes         64       125       141       467
                                    -------   -------  --------  --------
Net earnings ....................   $   186   $    48  $    209  $    441
                                    =======   =======  ========  ========
Earnings (loss) per share:
  Continuing operations .........     $ .05     $(.03)    $ .03     $(.01)
  Discontinued operations .......       .02       .05       .05       .17
                                      -----     -----     -----     -----
                                      $ .07     $ .02     $ .08     $ .16
                                      =====     =====     =====     =====

Average shares outstanding ......     2,734     2,774     2,738     2,768
                                      =====     =====     =====     =====

Cash dividends per share ........     $   -     $   -     $   -     $   -
                                      =====     =====     =====     =====
(a) Restated for discontinued operations.
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Nine Months Ended
                                                     9/28/97  9/29/96(a)
                                                    --------  --------
Cash flows from operating activities:
 Net earnings (loss) from continuing operations ...  $    68    $  (26)
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Non-cash items .................................      500       490
   Changes in operating assets and liabilities ....      503       817
                                                     -------   -------
Net cash provided by operating activities              1,071     1,281
----------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures, net ........................     (309)     (347)
 Other, net........................................      (16)       (6)
                                                     -------   -------
Net cash (used) by investing activities                 (325)     (353)
----------------------------------------------------------------------
Cash flows from financing activities:
 Net repayments under lines of credit .............     (400)     (650)
 Payments on long-term debt .......................     (200)     (228)
 Purchases of treasury stock ......................      (80)        -
 Stock options exercised ..........................        -        45
                                                     -------   -------
Net cash (used) by financing activities                 (680)     (833)
----------------------------------------------------------------------
Cash provided (used) by discontinued operations          (88)      126
----------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (22)      221

Cash and cash equivalents:
 Beginning of period ..............................      610       695
                                                     -------   -------
 End of period ....................................  $   588   $   916
                                                     =======   =======

(a) Restated for discontinued operations.
See notes to consolidated condensed financial statements.

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

2. Discontinued Operations:

    In the third quarter of 1997, the Company adopted a plan to sell its Bergen Cable Technologies, Inc. ("BCT") subsidiary. Disposition alternatives are being considered and discussions are being held with prospective purchasers. The Company expects to realize a gain on the disposition of BCT. BCT had represented the Company's steel cable segment of operations.

    The operating results of BCT have been reported as discontinued operations, and previously reported financial statements have been restated to reflect this disposition. The operating results of BCT are presented in the Consolidated Statements of Operations under the caption "Earnings from discontinued operations, net of taxes" and include:

                               Three Months Ended  Nine Months Ended
                                9/28/97  9/29/96   9/28/97  9/29/96
                                -------  -------   -------  -------
                                         (in thousands)
  Net sales ..................  $ 3,785  $ 3,126   $11,107  $ 9,280
  Earnings before income taxes      106      201       235      753
  Income (taxes) .............     ( 42)     (76)      (94)    (286)
  Net earnings ...............       64      125       141      467

    Net assets of BCT include the following:
                                          9/28/97   12/31/96
                                          -------   --------
                                            (in thousands)

  Current assets ...................      $ 5,458    $ 4,980
  Property, plant and equipment, net        2,470      2,252
  Current liabilities ..............        2,188      1,712
                                          -------    -------
  Net assets of discontinued operations   $ 5,740    $ 5,520
                                          =======    =======

    All of the assets of BCT, except for real estate, are pledged as collateral against the Company's Term Debt Note ($2 million face amount) due in 2000.

4. Receivables:

    Receivables consist of the following (in thousands):
                                                 9/28/97    12/31/96
                                                 -------    --------
      Accounts receivable, less allowance for
       doubtful accounts of $112 and $85 ......  $ 2,991    $  3,450
      Costs and estimated earnings in excess of
       billings on uncompleted contracts ......       52         142
      Refundable income taxes .................      114         124
                                                 -------    --------
                                                 $ 3,157    $  3,716
                                                 =======    ========

5. Inventories:

    Inventories consist of the following (in thousands):
                                                9/28/97     12/31/96
                                                -------     --------
         Raw materials .......................  $   980      $ 1,053
         Work in process .....................    1,252          572
         Finished goods ......................    1,090        1,265
                                                -------      -------
                                                $ 3,322      $ 2,890
                                                =======      =======

6. New Accounting Standards:

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company will adopt this SFAS in the fourth quarter of 1997, as required and will continue to apply APB Opinion No. 15, "Earnings Per Share" until then. The new Statement specifies the computation, presentation, and disclosure requirements for earnings per share and the new calculation is not expected to have a material effect on the Company's calculations of earnings per share.

    In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" that requires certain disclosures concerning the capital structure of an entity and is effective with the Company's 1997 annual financial statements. Adoption of this Statement is not expected to materially change the Company's capital structure disclosure.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and is effective for the Company's 1998 financial statements. Adoption of this Statement will have no effect on the Company's results of operations or financial position.
SFAS No. 131 establishes standards for reporting annual and interim operating segment information and is effective for the Company's 1998 annual financial statements and interim reporting beginning in 1999. Adoption of this Statement will have no effect on the Company's financial position or consolidated results of operations.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------
    Cash and cash equivalents decreased $22,000 during the nine months ended September 28, 1997. The Company's continuing operations generated $1,071,000 in cash during this period, while investing and financing activities used cash of $325,000 and $680,000, respectively.

    The primary sources of cash from continuing operations were net earnings of $68,000, the net noncash items, mainly depreciation, of $500,000 and $503,000 from the favorable change in operating assets and liabilities. A decrease in receivables and an increase in payables, offset in part by an increase in inventory, were the primary reasons for the decrease in net operating assets. The receivables decrease from the December 31, 1996 level is mainly due to a reduction in the number of days sales in receivables. The increase in accounts payable is mainly attributable to the timing of inventory purchases and the increase in inventory. The main reason for the increase in inventory was the higher level in the instrument segment to support its current backlog of orders.

    The Company's principal investing activity during the nine months ended September 28, 1997 was the purchase of $309,000 of capital equipment mainly in the electronics segments. These additions are geared toward adding new and upgrading existing production capabilities and processes within this segment.

    During the nine months ended September 28, 1997, the Company reduced its lines of credit borrowings by $400,000 and its long-term debt by $200,000. At September 28, 1997, the Company's continuing operations unused portion of its lines of credit arrangements was $1,600,000.

     Management believes that based on its current debt arrangements, its current working capital, and the expected cash flows from operations the Company's resources are sufficient to meet its financial needs in 1997 including a remaining capital expenditures budget of approximately $350,000.

Results of Operations -- Overview --
------------------------------------
    Net sales for the quarter ended September 28, 1997 increased $1,049,000 (30%) from 1996, as higher sales in the electronics were partially offset by lower sales in the instruments segment. During the nine months ended September 28, 1997, net sales decreased $1,894,000 (13%), mainly as a result of decreased sales in the instruments segment.

   During the quarter ended September 28, 1997, the overall gross profit percentage increased 29% over 1996 as a result of increased margins in both the electronics and instruments segments. During the nine months ended, the overall gross profit percentage decreased slightly from last year due mainly to lower margins in the electronics segment.

   Total selling and administrative expenses for the quarter ended September 28, 1997 increased $318,000 (44%) over 1996. Selling expenses increased $182,000 mainly as a result of higher expenses in the electronics segment. Administrative expenses increased $136,000 primarily due to the $100,000 severance expense recorded for the former president of the Company. During the nine months ended, selling and administrative expenses decreased $326,000 (10%) from last year mainly as a result of decreased selling expenses in the instruments segment.

    The reductions in research and development expenses resulted from decreased expenses in the instruments segment.

    The restructuring credit represents a cash recovery, net of legal expenses, from the sale of one of the product lines in the instruments segment.

    During the quarter and nine months ended September 28, 1997, the interest expense reductions were due to lower levels of short and long-term debt.

    Other income (expense), net includes the following (in thousands):
                               Quarter Ended       Nine Months Ended
                             9/28/97   9/29/96     9/28/97   9/26/96
                             -------   -------     -------   -------
Dividend income ...........  $    16   $    13     $    47   $    39
Real estate operations ....       (3)       (9)        (40)      (32)
Interest income ...........        1        16           9        20
Other, net ................       (2)        1           1         6
                             -------   -------     -------   -------
                             $    12   $    21     $    17   $    33
                             =======   =======     =======   =======

    The changes in the results of the real estate operations are mainly due to the amounts of rental income earned. During the quarter ended September 29, 1996, interest income resulted mainly from interest received on excise tax refunds.

    The estimated effective income tax rate for 1997 is 40% compared to 38% in 1996.

     The Company reported a $253,000 operating profit during the quarter ended September 28, 1997 versus a $67,000 loss in 1996 based on the increased sales level and gross margin, partially offset by higher operating expenses. The net nonoperating expenses decreased slightly from 1996. As a result, the Company reported a $203,000 pre-tax profit from continuing operations during the quarter ended September 28, 1997 compared to a pre-tax loss of $125,000 during the comparable quarter in 1996. Net earnings for the three months ended September 28, 1997 amounted to $186,000 and includes net earnings from discontinued operations of $64,000. This compares to net earnings of $48,000 in 1996, which includes net earnings of $125,000 from discontinued operations.

    During the nine months ended September 28, 1997, operating profit amounted to $282,000 compared to $197,000 in 1996. The increase performance over 1996 was mainly due the lower operating expenses, partially offset by the the lower gross profit realized on the lower sales volume. Nonoperating expenses decreased $68,000 from 1996 mainly as a result of decreased interest expense. As a result, pre-tax earnings from continuing operations amounted to $112,000 for the nine months ended September 28, 1997 versus a $41,000 loss in the comparable 1996 period. Net earnings for the nine months ended amounted to $209,000 and includes net earnings from discontinued operations of $141,000. This compares to net earnings of $441,000 in 1996, which includes net earnings of $467,000 from discontinued operations.

Business Segment Results
------------------------
    The following table presents by segment the amounts and percentages of sales increase (decrease) from the corresponding prior year periods.
                           Quarter Ended          Nine Months Ended
                              9/28/97                  9/28/97
                          ---------------          ----------------
      Segment             (000's)      %           (000's)       %
---------------------     -------     ---          -------      ---
Electronics .........     $ 1,391      69          $    (2)       -
Instruments .........        (342)    (23)          (1,892)     (42)
                          -------                  -------
   Total                  $ 1,049      30          $(1,894)     (13)
                          =======                  =======
Electronics
-----------
    The sales increase during the quarter ended September 28, 1997 in the electronics segment was primarily due to increased demand and improved market conditions of both the OEM and contract manufacturers in the telecommunications market. During this quarter, the Company began to see a positive turnaround in this market. During the end of the second quarter of 1996, the Company began to see softness in its order input from customers in the telecommunications industry, one of the largest current markets for the Company's products. On a year-to-date basis, sales are level with last year, mainly as a result of the strong current quarter sales. During the quarter ended, the overall gross profit percentage more than doubled from 1996 mainly as a result of the effect of allocating the fixed overhead expenses over the increased sales level. During the nine months ended, the overall gross profit percentage declined slightly from 1996. During the quarter ended, total operating expenses increased (33%) from 1996 mainly as a result of increased sales commission, advertising, and bad debt expense.

    During the nine months ended September 28, 1997, total operating expenses in the electronics segment remained level with 1996. As a result of the above, the electronics segment reported an operating profit of $361,000 compared to an operating loss of $61,000 in 1996. For the nine months ended September 28, 1997, operating profit amounted to $857,000, a 9% decrease from last year.

Instruments
-----------
    The lower sales in the instruments segment during the quarter ended September 28, 1997 were mainly due to lower sales to both the colloidal and medical research markets. For the nine months ended, about 60% of the sales decrease was attributable to lower sales of custom test systems to the NDT/NDE markets and the remaining decrease to lower sales to both the colloidal and medical research markets. During the quarter and nine months ended September 28, 1997, the overall gross profit percentage increased 20% and 10%, respectively, over the 1996 comparable periods. The changes in the 1997 sales mix to a greater percentage of instruments sales versus custom test systems and operating efficiencies and cost reductions achieved by the consolidation of this segment into one location were the main reasons for the higher gross profit margins. During the quarter ended, total operating expenses remained level with 1996. For the nine months ended, total operating expenses decreased 31% from 1996 due mainly to lower selling and research and development costs. The selling expense decreases were due to lower personnel, travel and advertising expenses. Decreased personnel and operating supplies and materials were the primary reasons for the lower research and development expense. During the quarter ended September 28, 1997, the instruments segment reported a $57,000 (36%) increase in operating profit over 1996. For the nine months ended September 28, 1997, operating profit amounted to $179,000 compared to $83,000 in 1996.

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



                                             MATEC Corporation
                                     ------------------------------------


Date: November 10, 1997              By /s/ Ted Valpey, Jr.
                                        ---------------------------------
                                        Ted Valpey, Jr.
                                        Chairman of the Board and
                                        President


Date: November 10, 1997              By /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer