Form 10-K
period 1997-12-31
MATEC CORP/DE/
filed 1998-03-30
CIK 85608

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                             FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                          -----------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates: $5,715,468 (computed by reference to the last sales price of such common stock on March 23, 1998 as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 23, 1998: 2,733,631

Documents incorporated by reference:
  Annual Report to Stockholders for the year ended December 31, 1997:
   Parts I, II and IV
  Proxy Statement for the 1998 annual meeting of stockholders: Part III

                                 PART I


Item 1.  Business
-----------------

General
-------

    MATEC Corporation ("MATEC" or "Registrant") is incorporated under the laws of Delaware. As used herein the term "Company" refers to MATEC and its subsidiaries.

Industry Segments
-----------------

    The Company's business operates in two segments: Electronics and Instruments, and is conducted primarily through its three principal wholly owned operating subsidiaries.

    In May 1997, the Company sold its AcoustoSizer(TM) product line in the Instruments segment. For further information, see Note 3 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders, which Note is incorporated by reference.

    During 1997 the Company had two real estate complexes, located in Delaware and Massachusetts, which were operated by its wholly owned subsidiaries, RSC Realty Corporation and MEKontrol, Inc., respectively. In February 1998, the Company sold its real estate complex located in Delaware. For further information, see Note 16 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders, which Note is incorporated by reference.

    During the third quarter of 1997, the Company adopted a plan to sell its Bergen Cable Technologies, Inc. ("BCT") subsidiary. The Company signed a letter of intent in December 1997 to sell assets and certain liabilities for approximately $7.5 million in cash and a $1.25 million note receivable. The transaction is subject to the negotiation and execution of a definitive purchase agreement, the approval of the Company's Board of Directors, and the buyers obtaining certain financing. The Company expects to realize a gain on the disposition of BCT. The operating results of BCT have been reported as discontinued operations, and previously reported financial statements have been restated to reflect this disposition. For further information, see
Note 2 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders, which Note is incorporated by reference.

    Financial information about industry segments is set forth in
Note 13 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders, which Note is incorporated by reference.

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

    Applications for Valpey's products include computers, computer peripheral equipment such as modems and high resolution graphics terminals, microprocessor-based instrumentation, communications equipment, and defense and aerospace electronics. A significant portion of the high-volume, low-cost product sales is derived from imported products. Crystal and oscillator sales accounted for 69%, 61%, and 61% of the Company's sales for the years ended December 31, 1997, 1996 and 1995, respectively.

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

  Instruments
  -----------

    The Company's Instruments segment includes Matec Applied Sciences, Inc. ("MASI") and Matec Instruments, Inc.("MI"). These subsidiaries develop and manufacture computer-controlled ultrasonic test equipment to perform real-time measurements and analysis. The Instruments segment accounted for 24%, 33%, and 32% of the Company's sales for the years ended December 31, 1997, 1996 and 1995, respectively.

    The instruments are sold in the USA mainly through each subsidiary's sales personnel, while foreign sales are performed through independent manufacturers' representatives. Crystal Biotech (TN) products are sold worldwide exclusively through one distributor.
Export sales accounted for 48%, 31%, and 49% of this segment's sales for the years ended December 31, 1997, 1996 and 1995, respectively.

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

    In May 1997, the Company sold its third instrument product line, the AcoustoSizer(TM). For further information, see Note 3 to the Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders, which Note is incorporated by reference. The AcoustoSizer(TM) was developed by MASI in a joint effort with Colloidal Dynamics Pty. Ltd. and the University of Sydney, both in Australia.

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

    During the last four years, MI's main focus has been selling custom designed systems used to inspect for and detect flaws in materials. These systems may be integrated with a customer's manufacturing or quality control process. MI believes that its future growth will come from sales of these custom systems that combine ultrasonic technology with custom software, hardware and mechanical design. MI's also continues to sell a line of standard instrumentation to the NDE/NDT market.

    Instrumentation products for the NDE/NDT markets include various custom Immersion Tank Imaging Test Systems, a family of ultrasonic PC plug-in board instruments and several older, manually and computer controlled toneburst instruments. Markets for these instruments include government and academic research laboratories, as well as R&D and quality assurance departments in industry.

    The immersion testing systems are capable of providing high-definition, full-color C-Scan representations of flaws deep within materials and structures. The plug-in boards, when installed in certain computers, provide the user certain material testing features. These systems facilitate the detection of defects and anomalies in metals, ceramics, composites and other types of materials. Industrial applications for the system include the evaluation of bond quality, material integrity and delamination detection.

    Crystal Biotech's(TN) main products include the CBI-8000 and ultrasonic probes. The CBI-8000, an upgradable and modular instrument introduced in 1994, measures blood flow and myocardial dimensions in laboratory instrumented animals. Modules offered by MI enhance the capabilities of the CBI-8000 to provide the user simultaneous measurements of blood flow, organ dimensions, and tissue thickness and volumetric flow. Primary markets for these products include government and university laboratories, research hospitals and the pharmaceutical industry.

Patents and Licenses
--------------------

    The Company owns various patents and has additional patent applications pending. While some of these patents are deemed to have value, the business of the Company, in the opinion of management, is not substantially dependent upon such patents, but is primarily based on know-how and market acceptance.

    In the Instruments segment, MASI is a licensee of certain patented technology relating to its CHDF-2000 product. Under the CHDF agreement, MASI is granted the sole and exclusive worldwide right to manufacture and sell products utilizing certain technology.


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

    A majority of the sales in the Electronics segment are to the computer and telecommunications markets. Approximately 32% of the Electronics segment sales in 1997 were made to its five largest customers. Approximately 24% of the Instruments segment sales were made to its five largest customers.

Backlog Data
------------
    The Company's backlog of firm orders at December 31, 1997 and 1996 are as follows (in thousands):

         Segment                          1997           1996
      -------------                       ----           ----
      Electronics .....................  $3,935         $2,744
      Instruments .....................     643            187
                                         ------         ------
                                         $4,578         $2,931
                                         ======         ======

    The increase in the Electronics segment is mainly attributable to the increased demand and improved market conditions in the telecommunications market. The 1997 backlog in the Instruments segment includes orders for 3 custom designed systems for the NDE/NDT market compared to no orders in 1996. In the Instruments segment, management believes that backlog data is not as meaningful, since customer's orders for instruments are normally shipped upon receipt of order.

    The Company expects to ship all of the December 31, 1997 backlog within 1998.


Government Contracts
--------------------

    The Company's government contract-related business is in the form of firm fixed-price contracts. These contracts are subject to the standard government contract clause which permits the Government to terminate such contracts at its convenience. In the event of such termination there are provisions to enable the Company to recover its costs plus a fee. The Company does not at this time anticipate the termination of any of its major government contracts.


Competition
-----------

    In most of the markets in which the Company operates there are numerous competitors. A number of the competitors are larger and have greater resources than the Company. Larger competitors include M-tron Industries, Inc. in the Electronics segment. In addition, in the Electronics segment, foreign competitors, particularly from the Far East, continue to dominate the U.S. markets. However, based on the reasons below, the Company believes it can maintain a competitive position in its businesses.

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

Research and Development
------------------------

    Expenditures for Company-sponsored research and development activities amounted to approximately $124,000, $705,000 and $525,000 in 1997, 1996 and 1995, respectively. Such amounts represent 0.7%, 3.9% and 2.8%, respectively, of sales for such periods.

    The decrease in 1997 expenses is attributable to reduced expenses in the Instruments segment due to the phasing out of the AcoustoSizer(TM) in the fourth quarter of 1996 and the completion of the new CHDF instrument model in 1996. The increase in expenses from 1996 to 1995 is mainly due to higher expenses in the Instruments segment relating to the new model of the CHDF instrument.


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


Employees
---------

    No employees at the various locations of the Company are represented by a collective bargaining unit. At December 31, 1997, the Company's continuing operations have 102 full-time and 5 part-time employees. The Company considers its relations with its employees to be satisfactory.


Foreign and Domestic Operations and Export Sales
------------------------------------------------

    The Company's continuing operations have no foreign operations. Financial information about export sales is set forth in Note 12 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders, which Note is incorporated by reference.

Item 2.  Properties
-------  ----------

    The Company has the following facilities, each of which contains office and manufacturing space and all of which are owned (except as noted).

                                  Approximate
     Location                     Square Feet      Primary Use
     --------                     -----------      -----------

Northboro, Massachusetts (1)        35,000      Real Estate Operation
                                                Instruments

Hopkinton, Massachusetts            32,400      Electronics, Corporate
                                                Headquarters

    (1) Matec Instruments occupies approximately 11,000 square feet, approximately 10,000 square feet is leased and the remaining space is available for rent.

    In February 1998, the Company sold its facility located in Wilmington, Delaware. See Note 16 of the Notes to Consolidated
Financial Statements in the 1997 Annual Report to Stockholders.









The Company believes its facilities are suitable for their current uses and are in good repair. The Company believes that its facilities are adequate to satisfy its production capacity needs for the immediate future.


Item 3.  Legal Proceedings
-------  -----------------

    The Company is involved in litigation in the ordinary course of business. The Company believes based on advice of legal counsel that the outcome of these actions should not have a material adverse effect on the financial condition of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

    No matters were submitted to a vote of the Registrant's security holders during the last quarter of the fiscal year covered by this report.

Executive Officers of the Registrant
------------------------------------

    The names, ages and offices of the executive officers of the Registrant are as follows:

       Name            Age                  Office
       ----            ---                  ------
 Ted Valpey, Jr.        65    President and Chief Executive Officer
 Michael J. Kroll       49    Vice President and Treasurer

    The term of office for each officer of the Registrant is until the first meeting of the Board of Directors following the Annual Meeting of Stockholders and until a successor is chosen and qualified.

    Mr. Valpey has been President and Chief Executive Officer of the Registrant since April 28, 1997. He has been Chairman of the
Corporation since prior to 1993.

    Mr. Kroll has been Vice President and Treasurer of the Registrant since prior to 1993.



                               PART II


Item 5.  Market for the Registrant's Common Stock and Related
-------  ----------------------------------------------------
         Stockholder Matters
         -------------------

    The information set forth on the inside front cover of the 1997 Annual Report to Stockholders under the caption "Common Stock
Information" is incorporated by reference.



Item 6.  Selected Financial Data
-------  -----------------------

    The information set forth on page 3 of the 1997 Annual Report to Stockholders under the caption "Five Year Financial Summary" is incorporated by reference.



Item 7.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

    The information set forth on pages 3 through 5 of the 1997 Annual Report to Stockholders under the caption "Management's Discussion and Analysis" is incorporated by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

    The information contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Independent
Auditors' Report appearing on pages 6 through the inside back cover of the 1997 Annual Report to Stockholders is incorporated by reference.



Item 9.  Disagreements on Accounting and Financial Disclosure
-------  ----------------------------------------------------

    None.


                               PART III


    The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in
Part I above under the caption "Executive Officers of the Registrant".

                               PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  -------------------------------------------------------
          Form 8-K
          --------

(a) 1. The following Consolidated Financial Statements are incorporated by reference from the indicated pages of the 1997 Annual Report to Stockholders:

                                                 Page Number(s) in
                                                   Annual Report
     Consolidated Balance Sheets,
      December 31, 1997 and 1996 ....................         6

     Consolidated Statements of Operations
      for the Years Ended December 31, 1997,
      1996 and 1995 .................................         7

     Consolidated Statements of Cash Flows
      for the Years Ended December 31, 1997,
      1996 and 1995 .................................         8

     Consolidated Statements of Stockholders' Equity
      for the Years Ended December 31, 1997,
      1996 and 1995 .................................         9

     Notes to Consolidated Financial Statements .....      9-16

     Independent Auditors' Report ................... Inside back cover

(a)  2.  The following schedule to the Consolidated Financial
     Statements and the Independent Auditors' Report on Schedule are filed as part of this report.

                                                       Page Number
                                                       -----------

     Independent Auditors' Report ......................      16
     Schedule II - Valuation Reserves ..................      17

     All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) 3. The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index on page 18, are as follows:

     Exhibit No.                      Description
     -----------      ---------------------------------------------

       3. (a)         Certificate of Incorporation
       3. (c)         By-Laws
       4. (a)         Common Stock Purchase Warrant
      10. (a) *       1992 Stock Option Plan
      10. (b) *       Separation Agreement and General Release
      10. (c) *       Option Cancellation Agreement
      11.             Calculation of Earnings Per Share
      13.             1997 Annual Report to Stockholders
      21.             Subsidiaries of the Registrant
      23.             Independent Auditors' Consent
      27.             Financial Data Schedule

      * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

(b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of its year ended December 31, 1997.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       MATEC Corporation

Date:  March 27, 1998                  By:/s/ Ted Valpey, Jr.
                                          ------------------
                                          Ted Valpey, Jr.
                                          President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                      Title                     Date
    ---------                      -----                     ----
/s/ Ted Valpey, Jr.       President, Chief Executive     March 27, 1998
------------------------  Officer, Chairman of the Board
Ted Valpey, Jr.           and Director

/s/ Michael J. Kroll      Vice President and Treasurer
------------------------  (Principal Financial Officer   March 27, 1998
Michael J. Kroll           and Principal Accounting
                           Officer)

/s/ Eli Fleisher          Director                       March 27, 1998
------------------------
Eli Fleisher

                          Director                       March   , 1998
------------------------
Robert B. Gill

/s/ Lawrence Holsborg     Director                       March 27, 1998
------------------------
Lawrence Holsborg

/s/ John J. McArdle III   Director                       March 27, 1998
------------------------
John J. McArdle III

/s/ Robert W. Muir, Jr.   Director                       March 27, 1998
------------------------
Robert W. Muir, Jr.

/s/ Joseph W. Tiberio     Director                       March 27, 1998
------------------------
Joseph W. Tiberio

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
MATEC Corporation
Hopkinton, Massachusetts

We have audited the consolidated financial statements of MATEC Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 23, 1998; such consolidated financial statements and report are included in the MATEC 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of MATEC Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Boston, Massachusetts
February 23, 1998

                  MATEC Corporation and Subsidiaries
                  ----------------------------------

            Schedule II - Valuation and Qualifying Accounts
            -----------------------------------------------

                                     Additions
                      Balance at     Charged to                     Balance
                      Beginning      Costs and                      at End
  Description         of Period      Expenses      Deductions      of Period
  -----------         ----------     ----------    ----------     ----------

Allowance for
 Doubtful Accounts:

Year Ended
 December 31, 1997     $  85,000      $ (10,089)    $ (15,089)(A)  $  90,000
                       =========      =========     =========      =========

 December 31, 1996     $ 129,000      $  14,705     $  58,705 (A)  $  85,000
                       =========      =========     =========      =========

 December 31, 1995     $ 134,000      $  (1,737)    $  (3,263)(A)  $ 129,000
                       =========      =========     =========      =========


Inventory Reserve:

Year Ended:
 December 31, 1997    $  980,000      $ 189,072     $  49,072(B)  $1,120,000
                      ==========      =========     =========     ==========

 December 31, 1996    $  586,000      $ 543,941     $ 149,941(B)  $  980,000
                      ==========      =========     =========     ==========

 December 31, 1995    $  632,000      $ 144,436     $ 190,436(B)  $  586,000
                      ==========      =========     =========     ==========



(A) Write-off of uncollectible accounts, net of recoveries.
(B) Write-off of inventory.

                            EXHIBIT INDEX
                            -------------

Exhibit No. (inapplicable items are omitted)
-----------

 3. (a)     Certificate of Incorporation.  Filed herewith.

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

10. (a)     1992 Stock Option Plan.  Filed herewith.

10. (b) Separation Agreement and General Release dated August 26, 1997 between the Registrant and Robert B. Gill. Filed herewith.

10. (c) Option Cancellation Agreement dated October 20, 1997 between the Registrant and Robert B. Gill. Filed herewith.

11.         Calculation of Earnings Per Share.  Filed herewith.

13.         1997 Annual Report to Stockholders.  Filed herewith.

21.         Subsidiaries of the Registrant.  Filed herewith.

23.         Independent Auditors' Consent.  Filed herewith.

27. Financial Data Schedule. Filed for electronic purposes only.