Form 10-K/A
period 1997-12-31
MATEC CORP/DE/
filed 1998-04-29
CIK 85608

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    FORM 10-K/A-1

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission file number 1-4184

                                  MATEC Corporation
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            Delaware                                            06-0737363
---------------------------------                         ----------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

75 South St., Hopkinton, Massachusetts                                  01748
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (508) 435-9039

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:                  Name of each Exchange on which registered:
--------------------                  ------------------------------------------
Common Stock                                   American Stock Exchange
$.05 par value

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

Yes  [X]       No  [ ]


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

Number of shares of common stock outstanding at March 23, 1998:
2,733,631

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
--------  -----------------------------------------------
          The following table sets forth certain information furnished to the Registrant regarding the persons who are directors of the Registrant:

                                                       Year
                                                       First
                              Principal Occupation     Elected
Name of Director              for Past Five Years      Director     Age
----------------              --------------------     --------     ---

Eli Fleisher(d)               Investor since             1977        70
                                prior to 1993.

Robert B. Gill(a)             Investor since August 5,   1983        56
                                1997; President of
                                Bergen Cable
                                Technologies, Inc., a
                                subsidiary of
                                Registrant from April
                                28, 1997 to August 5,
                                1997; President and
                                Chief Executive
                                Officer of the
                                Registrant from prior
                                to 1993 to April 28,
                                1997.

Lawrence Holsborg(b)(c)(d)    Investor since               1986      64
                                prior to 1993.

John J. McArdle III(a)(b)(c)  Employee of Prime            1992      48
                                Capital Group
                                (financial
                                consultants) since
                                prior to 1993;
                                President of RSC
                                Realty Corporation (a
                                subsidiary of the
                                Registrant) since
                                prior to 1993 and
                                Secretary of the
                                Registrant since prior
                                to 1993; Chief
                                Executive Officer of
                                MetroWest Bank since
                                January 1993;
                                President of MetroWest
                                Bank from January 1993
                                to April 1998.

Robert W. Muir, Jr.(a)(d)     Vice President Corporate     1996      49
                                Development, Thomas &
                                Betts Electrical Supply
                                since October 1997; CEO
                                and President of
                                Diamond Communication
                                Products Inc.
                                (manufacturer of
                                poleline hardware)
                                from prior to 1993 to
                                July, 1997.

Joseph W. Tiberio(a)(b)       President, Century           1986      76
                                Manufacturing Co.,
                                Inc. (metal stamping)
                                since prior to 1993;
                                President Ty-Wood
                                Corporation (metal
                                fabrication) since
                                prior to 1993.

Ted Valpey, Jr. (a)(c)        Investor; Chairman of        1980      65
                                the Registrant since
                                prior to 1992 and
                                Chief Executive
                                Officer of the
                                Registrant from prior
                                to 1993 to December
                                21, 1993 and since
                                April 28, 1997.

______________________________

(a)  Member of the Executive Committee
(b)  Member of the Audit Committee
(c)  Member of the Nominating Committee
(d)  Member of the Stock Option-Compensation
     Committee.

          Each of the above individuals was elected a director at the last Annual Meeting of Stockholders to hold office until the next Annual Meeting and until his successor is elected and qualified and each has served continuously since the year he was first elected.

          Except as set forth below none of the directors or nominees is a director of any company (other than the Registrant) which is subject to the reporting requirements of the Securities Exchange Act of 1934 or which is a registered investment company under the Investment Company
Act of 1940.

              Name of
              Director               Director of
              --------               -----------

              John J. McArdle III    MetroWest Bank
              Ted Valpey, Jr.        MetroWest Bank


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

The Summary Compensation Table below sets forth compensation information for each of the Registrant's last three fiscal years for the CEO and the other executive officers whose total annual salary for such fiscal year exceeded $100,000.

                   SUMMARY COMPENSATION TABLE

                  Annual Compensation(1)(2)
                  -------------------------

Name and
Principal                                            All Other
Position           Year    Salary    Bonus        Compensation(3)
--------           ----    ------    -----        ---------------

Ted Valpey, Jr.    1997   $80,000   $25,000          $  2,531
(CEO and           1996    80,000     --                2,446
President since    1995    80,000     --                2,438
April 28, 1997,
and Chairman)

Robert B. Gill     1997    132,980     --             130,656
(CEO and           1996    200,000     --               4,500
President until    1995    200,000   25,000             4,500
April 28, 1997)

Michael J. Kroll   1997    111,500   15,000             3,741
(Vice President    1996    111,500     --               3,532
and Treasurer)     1995    111,500     --               3,532

______________________________

(1) For 1996 and 1995 the Registrant maintained a Management Incentive Plan (the "Incentive Plan") which provides cash payments to key managers of the Registrant based on the achievement of defined profit objectives by various operating units and other transaction and performance-oriented goals. The Registrant paid no amounts to any of the named officers pursuant to the Incentive Plan in 1996 or 1995.

(2) The above table does not include any amounts for personal benefits because, in any individual case, such amounts do not exceed the lesser of $50,000 or 10% of such individual's cash compensation.

(3)  Represents amounts allocated under the Registrant's Profit
     Sharing and Savings Plan.

(4) Mr. Valpey was elected CEO on April 28, 1998. He served as Chairman of the Registrant for 1995, 1996 and 1997. The amounts set forth in the table with respect to 1997 includes all amounts paid to Mr. Valpey as compensation for 1997. The Registrant reimburses, and has reimbursed since prior to January 1, 1995, Mr. Valpey at the rate of $4,000 per month for office, secretarial and other business expenses.

(5) Mr. Gill ceased to be CEO on April 28, 1997. The amounts set forth in the table and the heading "All Other Compensation" include payments in 1997 of $66,667 in connection with Mr. Gill's termination of employment, $60,000 paid in cancellation of options to purchase 120,000 shares of Common Stock, and $3,989 allocated under Registrant's Profit Sharing and Savings Plan. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS below.



OPTION TABLE

          The following table sets forth the fiscal year-end option values with respect to the named officers. No stock options were exercised by or granted to the named officers during 1997.

                               December 31, 1997
                               -----------------
                                Option Values(1)
                                -------------


                    Number of Securities       Values of Unexercised
                   Underlying Unexercised     In-the-Money Options at
                    Options at 12/31/97             12/31/97(1)
                   ----------------------     -----------------------
                  Exercisable Unexercisable  Exercisable Unexercisable
                  ----------- -------------  ----------- -------------

Ted Valpey, Jr.        --          --             --          --

Robert B. Gill         --          --             --          --

Michael J. Kroll     1,500       1,000            -0-         -0-

______________________________

(1)  The fair market value of the Registrant's Common
     Stock at December 31, 1997 was $4.125 per share. The exercise price of all exercisable and unexercisable options to purchase shares held by Mr. Kroll were equal to or in excess of such fair market value.


DIRECTORS COMPENSATION

          Each outside director is paid an annual director's fee of $1,000 plus $500 for each meeting of the Board of Directors attended. Each outside director who is a member of a Committee is paid $500 for each Committee meeting attended and not held on the same day as a meeting of the Board of Directors. For Committee meetings held on the same day as meetings of the Board of Directors, each outside director is paid for attendance at the rate of $250 per Committee meeting.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Ted Valpey, Jr. serves on the Compensation Committee of MetroWest Bank, of which Mr. McArdle is Chief Executive
Officer.

          Lawrence Holsborg was President of Matec Fiberoptics
Inc., a subsidiary of the Registrant, prior to 1989.

          Robert W. Muir, Jr. owns 27.12% of entities which on April 15, 1998 acquired substantially all the assets of Registrant's subsidiary Bergen Cable Technologies, Inc. for a purchase price consisting of $7,500,000 cash, a subordinated promissory note in the principal amount of $1,250,000, a 10% stock and membership interest in the acquiring entities and assumption of certain liabilities including trade payables. Registrant received an opinion from O'Conor, Wright Wyman, Inc. that the consideration received by Registrant's subsidiary was fair to the stockholders of Registrant from a financial point of view. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

          Set forth in the table below is information concerning the ownership as of April 17, 1998 of the Common Stock of the Registrant by persons who, to the knowledge of the Board of Directors, own more than 5% of the outstanding shares of Common Stock of the Registrant. The table also shows information concerning beneficial ownership by all other directors, by each of the executive officers of the Registrant and by all directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares beneficially owned.


Name and Address              Amount Beneficially         Percentage
of Beneficial Owner           Owned                       of Class
-------------------           -------------------         ----------

Dimensional Fund                 149,000(1)                  5.5%
  Advisors Inc.
1299 Ocean Avenue
11th Floor
Santa Monica, CA  90401

John J. McArdle III              187,962(2)(3)               6.9%
MetroWest Bank
15 Park Street
Framingham, MA  01701

Mary R. and                      207,400                     7.6%
  Emile Vaccari
508 40th Street
Union City, NJ  07087

Robert W. Valpey                 204,403(2)(4)               7.5%
Route 25
Box 249
Center Harbor, NH  03226

Ted Valpey, Jr.                  727,935(5)                 26.6%
P.O. Box 4100
Portsmouth, NH  03801

Other Directors and
Executive Officers
-------------------

Eli Fleisher                      87,000(6)                  3.2%
Robert B. Gill                   121,300(7)                  4.4%
Lawrence Holsborg                114,267                     4.2%
Robert W. Muir, Jr.                8,000             less than 1%
Joseph W. Tiberio                 25,000             less than 1%
Michael J. Kroll                  15,300(8)(9)       less than 1%

Directors and Executive        1,286,764(2)(3)(5)-(9)       47.1%
  Officers as a Group
  (consisting of
  8 individuals)
______________________________

(1) Dimensional Fund Advisors Inc., a registered investment advisor, is deemed to have beneficial ownership of 149,000 shares of Common Stock of the Registrant as of December 31, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional Fund Advisors Inc. disclaims beneficial ownership of all such shares.

(2)  Includes 100,000 shares, as to which each of Mr. Robert
     Valpey and Mr. McArdle disclaims beneficial ownership, held by a trust of which each is one of two trustees.

(3) Includes 25,750 shares owned by Mr. McArdle's wife as to which he disclaims beneficial ownership.

(4) Includes 2,900 shares owned by Mr. Robert Valpey's wife as to which he disclaims beneficial ownership and 1,000 shares jointly owned by Mr. Valpey's wife.

(5) 300,000 of such shares are pledged as collateral to a bank to secure certain indebtedness of Mr. Ted Valpey, Jr.

(6) Includes 1,500 shares owned by Mr. Fleisher's wife as to which he disclaims beneficial ownership.

(7) Includes 64,300 shares jointly owned by Mr. Gill's wife and deposited as collateral by Mr. & Mrs. Gill in a joint margin account maintained by them with a registered broker-dealer.

(8)  Includes 8,700 shares jointly owned by Mr. Kroll's wife.

(9) Includes 1,500 shares issuable upon exercise of currently exercisable stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Robert B. Gill, a director of the Registrant ceased to be President and Chief Executive Officer of the Registrant on April 28, 1997. For the period April 28, 1997 until August 5, 1997 he was President of the Registrant's wholly owned subsidiary Bergen Cable Technologies, Inc. Pursuant to a Separation Agreement between the Registrant and Mr. Gill, Mr. Gill's employment by the Registrant terminated on August 5, 1997. In connection with such termination, the Registrant paid Mr. Gill $100,000 in six equal monthly installments. All such termination payments paid in 1997 are included in the Summary Compensation Table set forth above in ITEM 11. EXECUTIVE COMPENSATION. In addition, the Registrant paid Mr. Gill $60,000 for cancellation of options to purchase 120,000 shares of Common Stock of the Registrant.

          On April 15, 1998, the Registrant sold substantially all the assets, excluding real property and plant, of its wholly owned subsidiary, Bergen Cable Technologies, Inc. to a newly created corporation of which Robert W. Muir, Jr., a director of the Registrant, owns 27.12% of the outstanding capital stock. The real property and plant were sold to a New Jersey limited liability company of which Mr. Muir owns a 27.12% member's interest. The purchase price received by the Registrant consisted of $7,500,000, a subordinated promissory note in the principal amount of $1,250,000, a 10% stock and membership interest in the acquiring entities and assumption of certain liabilities including trade payables. Because of Mr. Muir's interest in the transaction the Registrant retained the firm of O'Conor Wright Wyman, Inc. to evaluate the fairness of the transaction to the stockholders of the Registrant from a financial point of view. O'Conor Wright Wyman, Inc. gave their opinion that the consideration received was fair to the stockholders of the Registrant from a financial point of view. The transaction was unanimously approved by all directors of the Registrant except Mr. Muir who did not vote on approval of the transaction.

                                SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange
Act, the Registrant has caused this amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MATEC CORPORATION
                                     (Registrant)

Dated:  April 29, 1998             By: /s/ Michael J. Kroll
                                       --------------------
                                       Michael J. Kroll
                                       Vice President & Treasurer