Form 10-Q
period 1998-04-05
MATEC CORP/DE/
filed 1998-05-18
CIK 85608

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  April 5, 1998
                                -----------------------------------------
                                   OR
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

As of May 8, 1998, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,758,253.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       April 5, 1998 and December 31, 1997 .....................     3

      Consolidated Statements of Operations -
       Three Months Ended April 5, 1998 and March 30, 1997 .....     4

      Consolidated Condensed Statements of Cash Flows -
       Three Months Ended April 5, 1998 and March 30, 1997 .....     5

      Consolidated Statements of Comprehensive Income -
       Three Months Ended April 5, 1998 and March 30, 1997 .....     6

      Notes to Consolidated Condensed Financial Statements .....   7-8

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations .....................  9-11


PART II. OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K ................    12

Signatures .....................................................    12

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)

                                                          4/5/98 12/31/97
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $ 1,295  $   885
  Receivables, less allowances of $100 and $90 .........   3,263    3,124
  Inventories ..........................................   3,927    3,193
  Deferred income taxes and other current assets .......     896      977
                                                         -------  -------
    Total current assets ...............................   9,381    8,179
                                                         -------  -------
Property, plant and equipment, at cost .................   8,855   12,143
  Less accumulated depreciation ........................   6,349    8,233
                                                         -------  -------
                                                           2,506    3,910
                                                         -------  -------
Marketable equity securities ...........................   4,140    4,657
Net assets of discontinued operations ..................   6,276    5,662
Other assets ...........................................      97       90
                                                         -------  -------
                                                         $22,400  $22,498
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................... $ 1,675  $ 1,195
  Accrued liabilities ..................................     886    1,172
  Income taxes .........................................     500      416
                                                         -------  -------
    Total current liabilities ..........................   3,061    2,783
                                                         -------  -------
Deferred income taxes ..................................   1,910    2,317
Long-term debt .........................................   1,990    1,989
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued 3,804,195 shares     190      190
  Capital surplus ......................................   6,443    6,443
  Retained earnings ....................................  11,784   11,443
  Net unrealized gain on marketable equity securities ..   2,385    2,696
  Treasury stock at cost, 1,070,642 and 1,070,544 shares  (5,363)  (5,363)
                                                         -------  -------
    Total stockholders' equity ......................     15,439   15,409
                                                         -------  -------
                                                         $22,400  $22,498
                                                         =======  =======

See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                (Unaudited)

                                             Three Months Ended
                                              4/5/98   3/30/97(a)
                                             -------   -------
Net sales ................................   $ 4,573   $ 3,756
Cost of sales ............................     3,373     2,802
                                             -------   -------
  Gross profit ...........................     1,200       954

Operating expenses:
  Selling and administrative .............     1,000       973
  Research and development ...............        51        51
                                             -------   -------
                                               1,051     1,024

Operating profit (loss) ..................       149       (70)

Other income (expense):
 Interest expense ........................       (51)      (63)
 Gain on sale of property, plant and
  equipment ..............................       386         -
 Other, net ..............................        13       (11)
                                             -------   -------
                                                 348       (74)

Earnings (loss) before from continuing
 operations before income taxes ..........       497      (144)
Income tax (expense) benefit .............      (199)       58
                                             -------   -------
Earnings (loss) from continuing operations       298       (86)
Earnings from discontinued operations ....        43        67
                                             -------   -------
Net earnings (loss) ......................   $   341   $   (19)
                                             =======   =======

Basic and diluted earnings (loss) per share:
 Continuing operations ...................    $  .10    $ (.03)
 Discontinued operations .................       .02       .02
                                              ------    ------
                                              $  .12    $ (.01)
                                              ======    ======

Weighted average shares, basic ...........     2,734     2,748
                                               =====     =====
Weighted average shares, diluted .........     2,735     2,748
                                               =====     =====

Cash dividends per share ................      $   -     $   -
                                               =====     =====

(a) Restated to reflect discontinued operations.

See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Three Months Ended
                                                      4/5/98   3/30/97(a)
                                                    --------  --------
Cash flows from operating activities:
 Net earnings (loss) from continuing operations ...  $   298   $   (86)
 Adjustments to reconcile net earnings (loss) to
  net cash provided (used) by operating activities:
   Depreciation and amortization ..................      164       169
   Deferred income taxes ..........................     (201)      (10)
   Gain on sale of property, plant and equipment ..     (386)        -
   Changes in operating assets and liabilities ....     (514)      210
                                                     -------   -------
Net cash provided (used) by operating activities        (639)      283
-----------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment   1,862         -
 Capital expenditures, net ........................     (234)      (60)
 Other, net........................................       (8)      (15)
                                                     -------   -------
Net cash provided (used) by investing activities       1,620       (75)
----------------------------------------------------------------------
Cash flows from financing activities:
 Net (repayments) under lines of credit ...........        -       (50)
 Purchases of common stock ........................        -       (73)
                                                     -------   -------
Net cash (used) by financing activities                    -      (123)
----------------------------------------------------------------------
Net cash provided (used) by discontinued operations     (571)       57
----------------------------------------------------------------------

Net increase in cash and cash equivalents .........      410       142

Cash and cash equivalents:
 Beginning of period ..............................      885       610
                                                     -------   -------
 End of period ....................................  $ 1,295   $   752
                                                     =======   =======

(a) Restated to reflect discontinued operations.

See notes to consolidated condensed financial statements.

                  MATEC Corporation and Subsidiaries
            Consolidated Statements of Comprehensive Income
                              (In thousands)
                                (Unaudited)


                                            Three Months Ended
                                             4/5/98   3/30/97
                                            -------   -------

Net earnings (loss) ......................  $   341   $   (19)

Other comprehensive income, net of tax:
 Unrealized gain (loss) on marketable
  equity securities, net of tax benefit
  of $207 in 1998 and $52 in 1997 ........     (311)      (78)
                                            -------   -------
Comprehensive income .....................  $    30   $   (97)
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

    The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1997 MATEC
Corporation and Subsidiaries Annual Report which is incorporated by reference in Form 10-K for the year ended December 31, 1997.


2. Inventories:

    Inventories consist of the following (in thousands):
                                                 4/5/98     12/31/97
                                                -------     --------
         Raw materials .......................  $ 1,389      $ 1,074
         Work in process .....................    1,414        1,097
         Finished goods ......................    1,124        1,022
                                                -------      -------
                                                $ 3,927      $ 3,193
                                                =======      =======


3. Discontinued Operations:

    In the third quarter of 1997, the Company adopted a plan to sell its Bergen Cable Technologies, Inc. ("Bergen") subsidiary and the Company signed a letter of intent in December 1997 to sell substantially all of the assets of Bergen. In April 1998, the Company completed the sale as discussed in Footnote 5. Subsequent Events. The Company expects to realize a gain on the disposition of Bergen.

    The operating results of Bergen have been reported as discontinued operations, and previously reported financial statements have been reported to reflect this classification. The operating results of Bergen are presented in the Consolidated Statements of Operations under the caption "Earnings from discontinued operations" and include (in thousands):
                                               Three Months Ended
                                              4/5/98      3/30/97
                                              -------     -------
       Net sales                              $ 4,150     $ 3,689
       Earnings before income taxes                71         112
       Income taxes                                28          45
       Net earnings                                43          67

    Net assets of Bergen include (in thousands):
                                                4/5/98    12/31/97
                                               --------   --------
       Current assets                          $ 5,302    $ 5,008
       Property, plant and equipment, net        2,391      2,407
       Current liabilities                       1,417      1,753
                                               --------   --------
       Net assets of discontinued operations   $ 6,276    $ 5,662
                                               =======    ========

    At April 5, 1998, all of the assets of Bergen, except real estate, are pledged as collateral for Bergen's $1 million line of credit, the Company's $1 million line of credit and the Company's Term Debt Note ($2 million face amount) due in 2000. At April 5, 1998, Bergen had no borrowings outstanding under its line of credit.

4. New Accounting Standards:

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during the first quarter of 1998, as required. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements.

    Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Presently, the only component of comprehensive income for the Company is unrealized holding gains (losses) on available for sale marketable equity securities.

    The Company is currently evaluating its segment disclosures and will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the 1998 fourth quarter as required.

5.  Subsequent Events:

    On April 15, 1998, the Company sold all of the assets of its Bergen Cable Technologies, Inc. ("Bergen") subsidiary. The purchase price received consisted of $7.5 million in cash, a subordinated promissory note in the principal amount of $1,250,000, a 10% stock and membership interest in the acquiring entities, and assumption of certain liabilities including trade payables. The Company will report an after-tax gain from the cash proceeds of the sale of approximately $200,000 or $.08 per share in the second quarter of 1998.

    Since the acquiring entity has significant third-party debt compared to its equity and the Company's note is subordinated to the third-party debt, the Company will not record any gain realized on the note and stock portions of the sale, until cash payments are received by the Company.

    On April 21, 1998, the Company's Board of Directors approved a special nonrecurring cash distribution payable May 15, 1998 to stockholders of record on May 4, 1998 in the amount of $1.75 per share. This special nonrecurring distribution represents a substantial portion of the net cash proceeds from the sale of Bergen.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Financial Condition
-------------------

     Cash and cash equivalents increased $410,000 during the three months ended April 5, 1998. During this period, the Company's operations and discontinued operations used $639,000 and $571,000 in cash, respectively, and investing activities generated cash of $1,620,000.

     The $639,000 use of cash from continuing operations was mainly due to the $514,000 net increase in working capital. The $139,000 increase in receivables is mainly due to a slight increase in the number of days sales outstanding. The majority of the inventory increase is attributable to increased levels in the electronics segments mainly to support the current sales backlog and delivery requirements. The increase in accounts payable is mainly attributable to the timing of inventory purchases. The decrease in accrued liabilities resulted mainly from the payments of the 401(k) match, employee bonuses and professional fees. The $571,000 use of cash by the discontinued operations was mainly due to the pay off of $690,000 in short-term borrowings.

     During the three months ended April 5, 1998, the Company received proceeds of $1,862,000 from the sale its real estate complex located in Delaware. None of the Company's operations were located at this facility. During this period, the Company purchased $234,000 capital equipment. Machinery and equipment additions mainly in the electronics segment geared toward adding new and upgrading existing production capabilities and processes accounted for the majority of these expenditures.

     Management believes that based on its current working capital, the expected cash flows from operations and its $1,850,000 lines of credit availability, the Company's resources are sufficient to meet its financial needs in 1998 including a remaining capital expenditures budget of approximately $650,000.

     On April 21, 1998, the Company's Board of Directors approved a special nonrecurring cash distribution payable May 15, 1998 to stockholders of record on May 4, 1998 in the amount of $1.75 share. This special nonrecurring distribution represents a substantial portion of the net cash proceeds from the sale of its Bergen Cable subsidiary.

Results of Operations -- Overview --
------------------------------------

     Net sales for the quarter ended April 5, 1998 increased $817,000 (22%) over the comparable period in 1997 as both the electronics and instruments segments reported increased sales.

     The overall gross profit percentage increased from 25% in 1997 to 26% in 1998 as slightly higher margins in the electronics segment were partially offset by lower margins in the instruments segment.

     Total selling and administrative expenses increased $27,000 (3%) from 1997. Selling expenses increased $69,000 (12%) from 1997 as increased expenses in the electronics segment were partially offset by lower expenses in the instruments segment. Overall general and administrative expenses decreased $42,000 (11%) from 1997 mainly as a result of lower corporate payroll and travel expenses as the Company has not replaced its former president since his resignation as an employee in the third quarter of 1997.

     Research and development expenses remained level with last year.

     Interest expense decreased $12,000 from 1997 due to the lower levels of short and long-term debt. During the quarter ended April 5, 1998, the Company sold its real estate complex located in Delaware and realized a $386,000 pre-tax gain on the sale. Other income (expense), net amounted to $13,000 of income in 1998 compared to $11,000 of expense in 1997. The main reason for the change was a lower loss in real estate operations in 1998 versus 1997.

     The estimated effective income tax rate for both 1998 and 1997 is 40%.

     Based on both the higher sales level and gross margin, offset in part by a slight increase in operating expenses, operating profit increased to $149,000 during the quarter ended April 5, 1998 compared to a $74,000 loss during the comparable period in 1997. The 1998 quarter included nonoperating income of $348,000 mainly as a result of the gain on the sale of real estate compared to $74,000 of expense in 1997. As a result, the Company reported a pre-tax profit from continuing operations of $497,000 during the quarter ended April 5, 1998 versus a pre-tax loss of $144,000 in 1997. Earnings from continuing operations amounted to $298,000 in 1998 compared a $86,000 loss in 1997. Earnings from discontinued operations amounted to $43,000 in 1998 compared to $67,000 in 1997. In total, the Company reported net earnings of $341,000 during the quarter ended April 5, 1998 compared to a $19,000 loss in the comparable period of 1997.

Business Segment Results
------------------------

    Sales in the electronics segment increased $556,000 (19%) over 1997 as the current quarter's sales benefitted from a significantly higher beginning backlog level compared to last year. The overall gross profit percentage increased 7% from 1997 mainly as a result of spreading the fixed overhead expenses over the increased sales level. Total operating expenses increased 20% over 1997; however, as a percentage of sales, these expenses remained level with 1997. This increase in operating expenses is attributable to higher selling expenses mainly caused by increased personnel costs and increased sales commissions paid to independent sales representatives. Based on the increased sales and gross profit levels, offset in part by increased operating expenses, the electronics segment reported a $73,000 increase in operating profit over the comparable quarter in 1997.

    Total sales in the instruments segment increased $261,000 (32%) over 1997 as higher sales to both the NDT/NDE and medical research markets were partially offset by decreased unit sales of instruments to the colloidal markets. The overall gross profit percentage decreased 8% from 1997 mainly as a result of custom test systems representing a larger percentage of sales in 1998. Total operating expenses declined 14% from 1997 mainly due to lower sales travel expense and decreased professional fees. As a result of the sales increase, the increase in gross profit, and lower operating expenses, during the quarter ended April 5, 1998, the instruments segment reported a $118,000 increase in its operating profit over the comparable period in 1997.

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



                                     MATEC Corporation
                                     ------------------------------------


Date: May 15, 1998                   By /s/ Ted Valpey, Jr.
                                        ---------------------------------
                                        Ted Valpey, Jr.
                                        Chairman of the Board and
                                        President



Date: May 15, 1998                  By  /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)