Form 10-Q
period 1998-07-05
MATEC CORP/DE/
filed 1998-08-14
CIK 85608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  July 5, 1998
                                -----------------------------------------
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission File Number 1-4184
                       --------------------------------------------------

                           MATEC Corporation
-------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          Maryland                                   06-0737363
-------------------------------                 -------------------------
(State or other jurisdiction of                 (I.R.S Employer
incorporation or organization)                  Identification Number)


75 South St., Hopkinton, Massachusetts                         01748
----------------------------------------                    -------------
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

As of August 10, 1998, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,716,948.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       July 5, 1998 and December 31, 1997 ......................     3

      Consolidated Statements of Operations - Three Months and
       Six Months Ended July 5, 1998 and June 29, 1997 .........     4

      Consolidated Condensed Statements of Cash Flows -
       Six Months Ended July 5, 1998 and June 29, 1997 .........     5

      Consolidated Statements of Comprehensive Income -
       Three Months and Six Months ended July 5, 1998
       and June 29, 1997 .......................................     6

      Notes to Consolidated Condensed Financial Statements .....   7-9

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations ..................... 10-12


PART II. OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of Security Holders  13

      Item 6 - Exhibits and Reports on Form 8-K ................    13

Signatures .....................................................    14

                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)
                                                         7/5/98  12/31/97(a)
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $ 4,254  $   885
  Receivables, less allowances of $60 and $45 ..........   2,028    1,921
  Inventories ..........................................   3,168    2,598
  Deferred income taxes and other current assets .......   1,342      873
                                                         -------  -------
    Total current assets ...............................  10,792    6,277
                                                         -------  -------
Property, plant and equipment, at cost .................   7,375   10,583
  Less accumulated depreciation ........................   5,029    6,806
                                                         -------  -------
                                                           2,346    3,777
                                                         -------  -------
Marketable equity securities ...........................   3,946    4,658
Net assets of discontinued operations ..................     914    7,144
Other assets ...........................................      79       70
                                                         -------  -------
                                                         $18,077  $21,926
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................... $   889  $   933
  Accrued liabilities ..................................   1,615      862
  Income taxes .........................................   1,077      416
                                                         -------  -------
    Total current liabilities ..........................   3,581    2,211
                                                         -------  -------
Deferred income taxes ..................................   1,832    2,317
Long-term debt .........................................   1,991    1,989
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued 2,716,948 and
    3,804,195 shares ...................................     136      190
  Capital surplus ......................................   5,513    6,443
  Retained earnings ....................................   2,755   11,443
  Net unrealized gain on marketable equity securities ..   2,269    2,696
  Treasury stock at cost, 0 and 1,070,544 shares .......       -   (5,363)
                                                         -------  -------
    Total stockholders' equity ......................     10,673   15,409
                                                         -------  -------
                                                         $18,077  $21,926
                                                         =======  =======
(a) Restated to reflect discontinued operations.

See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
             (In thousands, except per share data) (Unaudited)
                                 Three Months Ended    Six Months Ended
                                  7/5/98   6/29/97(a) 7/5/98   6/29/97(a)
                                 -------   -------  --------  --------
Net sales .....................  $ 3,397   $ 3,230   $ 6,896   $ 6,173
Costs and expenses:
 Cost of sales ................    2,583     2,451     5,267     4,755
 Selling and administrative ..       751       732     1,514     1,420
                                 -------   -------   -------   -------
                                   3,334     3,183     6,781     6,175

Operating profit ..............       63        47       115        (2)
Other income (expense):
 Interest expense .............      (50)      (57)     (102)     (112)
 Gain on sale of property, plant
  and equipment ...............        -                 386         -
 Other, net ...................       42        15        55         3
                                 -------   -------   -------   -------
                                      (8)      (42)      339      (109)
Earnings (loss) from continuing
 operations before income taxes       55         5       454      (111)
Income tax (expense) benefit ..      (22)       (2)     (182)       44
                                 -------   -------   -------   -------
Earnings (loss) from continuing
 operations ...................       33         3       272       (67)
Discontinued operations, net of
 taxes:
  Earnings from operations ....        9        38       111        90
  Gain on sale ................      198         -       198         -
                                 -------   -------   -------   -------
Net earnings ..................  $   240   $    41   $   581   $    23
                                 =======   =======   =======   =======
Earnings (loss) per share:
 Basic:
  Continuing operations .......    $ .02     $ .00     $ .10     $(.02)
  Discontinued operations:
   Operations, net of taxes ...      .00       .02       .04       .03
   Gain on sale, net of taxes .      .07       .00       .07       .00
                                   -----     -----     -----     -----
                                   $ .09     $ .02     $ .21     $ .01
                                   =====     =====     =====     =====
 Diluted:
  Continuing operations .......    $ .02     $ .00     $ .10     $(.02)
  Discontinued operations:
   Operations, net of taxes ...      .00       .01       .04       .03
   Gain on sale, net of taxes .      .07       .00       .07       .00
                                   -----     -----     -----     -----
                                   $ .09     $ .01     $ .21     $ .01
                                   =====     =====     =====     =====
Weighted average shares:
  Basic .......................    2,747     2,734     2,740     2,741
  Diluted .....................    2,748     2,771     2,741     2,741

Cash dividends per share ......    $1.75     $   -     $1.75     $   -
                                   =====     =====     =====     =====
(a) Restated to reflect discontinued operations.
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Six Months Ended
                                                      7/5/98   6/29/97(a)
                                                    --------  --------
Cash flows from operating activities:
 Net earnings (loss) from continuing operations ...  $   272   $   (67)
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization ..................      268       283
   Deferred income taxes ..........................     (200)      (20)
   Gain on sale of property, plant and equipment ..     (386)        -
   Other ..........................................        2         2
   Changes in operating assets and liabilities ....      (70)     (276)
                                                     -------   -------
Net cash (used) by operating activities                 (114)      (78)
----------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment   1,862         -
 Capital expenditures, net ........................     (314)     (201)
 Other, net........................................       (8)       (2)
                                                     -------   -------
Net cash provided (used) by investing activities       1,540      (203)
----------------------------------------------------------------------
Cash flows from financing activities:
 Dividend paid ....................................   (4,827)        -
 Net (repayments) under lines of credit ...........        -      (400)
 Purchases of common stock ........................     (164)      (80)
 Stock options exercised ..........................      101         -
                                                     -------   -------
Net cash (used) by financing activities ...........   (4,890)     (480)
----------------------------------------------------------------------
Net cash provided by discontinued operations ......    6,833       986
----------------------------------------------------------------------
Net increase in cash and cash equivalents .........    3,369       225

Cash and cash equivalents:
 Beginning of period ..............................      885       610
                                                     -------   -------
 End of period ....................................  $ 4,254   $   835
                                                     =======   =======

Non-cash investing and financing activities:

    During 1998, the Company retired all of its treasury stock. The total cost of the treasury shares of $5,527,000 reduced common stock, capital surplus and retained earnings by $56,000, $1,028,000 and $4,443,000, respectively.


(a) Restated to reflect discontinued operations.

See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
             Consolidated Statements of Comprehensive Income
                              (In thousands)
                                (Unaudited)

                                               Three Months Ended
                                                7/5/98    6/29/97
                                               -------    -------

Net earnings ................................. $   240    $    41

Other comprehensive income, net of tax:
 Unrealized gain (loss) on marketable
 equity securities, net of tax benefit
 of $77 in 1998 and tax expense of $130
 in 1997 .....................................    (116)       194
                                               -------    -------
Comprehensive income ......................... $   124    $   235
                                               =======    ========


                                                 Six Months Ended
                                                7/5/98    6/29/97
                                               -------    -------

Net earnings ................................  $   581    $   23

Other comprehensive income, net of tax:
 Unrealized gain (loss) on marketable
 equity securities, net of tax benefit
 of $284 in 1998 and tax expense of $78
 in 1997 ....................................     (427)      116
                                               -------    -------
Comprehensive income ........................  $   154    $  139
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

2. Description of Business:

    As described below, the Company has disposed of its Steel Cable and Instruments business segments. As a result, the Company's current remaining business is conducted through its Valpey-Fisher subsidiary. This operation was previously reported in the Electronics business segment.

3. Inventories:

    Inventories consist of the following (in thousands):
                                                 7/5/98     12/31/97
                                                -------     --------
         Raw materials .......................  $ 1,472      $   800
         Work in process .....................      949        1,078
         Finished goods ......................      747          720
                                                -------      -------
                                                $ 3,168      $ 2,598
                                                =======      =======

4. Discontinued Operations:

    On April 15, 1998, the Company sold all of the assets of its Bergen Cable Technologies, Inc. ("Bergen") subsidiary. The purchase price received consisted of $7.5 million in cash, a subordinated promissory note in the principal amount of $1,250,000, a 10% stock and membership interest in the acquiring entities, and assumption of certain liabilities including trade payables. The gain on the sale was $198,000 after a tax provision of $132,000.

    Since the acquiring entity has significant third-party debt compared to its equity and the Company's note is subordinated to the third party debt, the Company will not record any gain realized on the note and stock portions of the sale until cash payments are received by the Company.

    The operating results of Bergen have been reported as discontinued operations, and previously reported financial statements have been restated to reflect this classification. The operating results of Bergen are presented in the Consolidated Statements of Operations under the caption "Discontinued operations, net of taxes: Earnings (loss) from operations" and include (in thousands):

                                Three Months Ended   Six Months Ended
                                7/5/98   6/29/97     7/5/98   6/29/97
                                -------  -------     -------  -------
  Net sales                     $   260  $ 3,633     $ 4,411  $ 7,322
  Earnings (loss) before
   income taxes                     (86)      17         (15)     129
  Income tax (expense) benefit       34       (7)          6      (52)
  Net earnings (loss)               (52)      10          (9)      77

    At December 31, 1997, the net assets of Bergen included in the Balance Sheet caption "Net assets of discontinued operations" were (in thousands): Current assets - $5,008; property, plant and equipment, net - $2,407; and current liabilities - $1,753.

    See footnote 7. Subsequent Events.

5. Stockholders' Equity:

    On July 2, 1998, the Company reincorporated in Maryland. In connection with the reincorporation, stockholders who owned less than 100 shares of Common Stock on July 2, 1998 ceased to be stockholders and received cash of $4.03 per share ("the Cash Out"). The reincorporation and Cash Out were approved by stockholders at the Company's Special in Lieu of Annual Meeting held on June 18, 1998.

    As a result of the Cash Out, the Company acquired 35,705 shares of Common Stock at a cost of $143,891. In connection with the reincorporation, the 1,111,947 shares of treasury stock held by the Company on July 2, 1998, which included the 35,705 shares of common stock acquired as a result of the Cash Out, were retired and were reclassified as reductions to common stock issued. The total cost of the treasury shares of $5,526,880 reduced common stock, capital surplus, and retained earnings by $55,597, $1,028,551 and $4,442,732, respectively.

6. New Accounting Standards:

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during the first quarter of 1998, as required. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. The adoption of SFAS 130 had no impact on the Company's net earnings or stockholders' equity.

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Presently, the only component of comprehensive income for the Company is unrealized holding gains (losses) on available for sale marketable equity securities.

     The Company is evaluating its segment disclosures and will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and related Information" in the 1998 fourth quarter as required.

7. Subsequent Event:

    On August 3, 1998, the Company sold certain assets of its Matec Instruments, Inc. ("MII") and Matec Applied Sciences, Inc. ("MASI") subsidiaries to a newly formed corporation. Ken Bishop, who was President of MII and MASI until August 3, 1998, owns 53% of the newly formed corporation. MII and MASI had comprised the Company's Instruments Segment of business.

    The purchase price received consisted of approximately $847,000 in cash, a subordinated promissory note in the principal amount of $250,000, a $250,000 guaranteed royalty with payments based on 1.5% of future sales, and the assumption of certain liabilities including trade payables. The cash amount is subject to closing adjustments. In addition, the buyer has entered into a 5 year lease agreement with the Company to lease the space that it currently occupies and the buyer also has a 5 year option to purchase the real estate that includes the leased space. The Company will report an after-tax gain of approximately $240,000 or $.09 per share in the third quarter of 1998.

    As a result, the operating results of MII and MASI have been reported as discontinued operations, and previously reported financial statements have been restated to reflect this sale. The operating results of MII and MASI are presented in the Consolidated Statements of Operations under the caption "Discontinued operations, net of taxes: Earnings (loss) from operations" and include (in thousands):

                                Three Months Ended   Six Months Ended
                                7/5/98   6/29/97     7/5/98   6/29/97
                                -------  -------     -------  -------
  Net sales                     $ 1,263  $  682      $ 2,337  $ 1,495
  Earnings (loss) before
   income taxes                     100      47          199       20
  Income tax (expense) benefit      (39)    (19)         (79)      (8)
  Net earnings (loss)                61      28          120       12

     Net assets of MII and MASI presented in the Consolidated Condensed Balance Sheets under the caption "Net assets of discontinued operations" include (in thousands):
                                                     7/5/98   12/31/97
                                                     -------  --------
       Current assets                                $ 1,421   $ 1,922
       Property, plant and equipment, net                107       132
       Current liabilities                               614       572
                                                     -------   -------
                                                     $   914   $ 1,482
                                                     =======   =======

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------
     Cash and cash equivalents increased $3,369,000 during the six months ended July 5, 1998. The Company's continuing operations used $3,464,000 of cash as operating and financing activities used $114,000 and $4,890,000 in cash, respectively, while investing activities generated cash of $1,540,000. During this period, discontinued operations generated $6,833,000 of cash.

     The $114,000 use of cash from continuing operations was mainly due to the $70,000 net increase in working capital. The $107,000 increase in receivables is due to both a slight increase in the number of days sales outstanding together with the sales increase. The inventory increase of $540,000 is to support the current sales backlog and delivery requirements. The $661,000 increase in income taxes is attributable to the taxes due from operations and the sale of real estate and discontinued operations.

    During the six months ended July 5, 1998, the Company received proceeds of $1,862,000 from the sale of its real estate complex located in Delaware. None of the Company's operations were located at this facility. During this period, the Company purchased $314,000 of machinery and equipment. These additions are mainly geared toward adding new and upgrading existing production capabilities and processes.

    On May 15, 1998, the Company paid a special nonrecurring cash distribution of a $1.75 per share to stockholders of record on May 4, 1998. This special nonrecurring distribution totaled $4,827,000 and represents a substantial portion of the net cash proceeds from the sale of its Bergen Cable subsidiary. During the six months ended July 5, 1998, the Company purchased $164,000 of treasury shares. The mandatory cash-out of stockholders of record owning less than 100 shares accounted for $144,000 of these treasury shares.

    Management believes that based on its current working capital, the expected cash flows from operations and its $1,850,000 lines of credit availability, the Company's resources are sufficient to meet its financial needs in 1998 including a remaining capital expenditures budget of approximately $525,000.


Results of Operations
---------------------
    Net sales from continuing operations for the quarter and six months ended July 5, 1998 increased 5% and 12%, respectively, over the comparable periods in 1997. The sales increases in both periods have benefitted from a significantly higher beginning backlog compared to last year. The Company has experienced weak bookings during 1998 due to the slow down in the electronic component industry caused in part by the financial difficulties in the Far East. As a result, the Company's July 5, 1998 backlog is 30% lower than the December 31, 1997 level and 15% lower than the June 29, 1997 level.

    During both periods, the 1998 cost of sales as a percentage of sales approximated the 1997 percentages. While sales increased over the comparable periods in 1997, changes in the sales mix and increased personnel and depreciation expenses negatively impacted the 1998 cost of sales percentages.

    Total selling and administrative expenses for the quarter and six months ended July 5, 1998 increased $19,000 (3%) and $94,000 (7%), respectively, over the 1997 comparable periods. Increased selling expenses over 1997 of $84,000 and $171,000 during the quarter and six months ended July 5, 1998 periods, respectively, were partially offset by reductions in general and administrate expenses. The increases in selling expenses were attributable increased personnel costs, increased advertising expense and increased sales commissions paid to independent sales representatives. The decreases in general and administrative expenses mainly result from lower corporate payroll and travel expenses as the Company has not replaced its former president since his resignation as an employee in the third quarter of 1997.

    During the quarter and six months ended July 5, 1998, interest expense decreased $7,000 and $10,000, respectively, from the 1997 periods due to lower levels of short-term debt. In February 1998, the Company sold its real estate complex in Delaware and realized a $386,000 pre-tax gain on the sale.

    Other income (expense), net includes the following (in thousands):
                               Quarter Ended       Six Months Ended
                              7/5/98   6/29/97      7/5/98   6/29/97
                             -------   -------     -------   -------
Dividend income ...........  $    16   $    16     $    31   $    31
Real estate operations ....      (18)      (10)        (27)      (37)
Interest income ...........       45         8          50         5
Other, net ................       (1)        1           1         4
                             -------   -------     -------   -------
                             $    42   $    15     $    55   $     3
                             =======   =======     =======   =======

    The increases in interest income result from the higher cash levels generated by the sales of real estate and the Bergen Cable subsidiary. The fluctuations in the real estate operations are mainly due to either increases or decreases in operating expenses.

    The estimated effective income tax rate for both 1998 and 1997 is 40%.

    During the quarter ended July 5, 1998, based on the increased sales and gross margin, offset in part by an increase in operating expenses, the Company reported a slight increase in operating profit. The net nonoperating expenses decreased $34,000 from the corresponding 1997 period. As a result, the Company reported pre-tax earnings from continuing operations of $55,000 during the quarter ended July 5, 1998 compared a pre-tax earnings of $5,000 in 1997. Earnings from discontinued operations during 1998, including the gain on sale of $198,000, amounted to $207,000 compared to $38,000 during the comparable 1997 period. In total, the Company reported net earnings of $240,000 during the quarter ended July 5, 1998 versus $41,000 in 1997.

    Based on the higher sales level and gross margin, partially offset by increased operating expenses, the Company reported an operating profit of $115,000 during the six months ended July 5, 1998 compared to an operating loss of $2,000 during the comparable period in 1997. The six months ended July 5, 1998 includes nonoperating income of $339,000 mainly as a result of the gain on sale of real estate compared to $109,000 of expense in the 1997 period. As a result, during the six months ended July 5, 1998, the Company reported a pre-tax earnings from continuing operations of $454,000 compared to a loss of $111,000 during the 1997 period. During the six months ended July 5, 1998, earnings from discontinued operations, including the gain on sale of $198,000, amounted to $309,000 versus $90,000 in 1997. In total, the Company reported net earnings of $581,000 during the six months ended July 5, 1998 compared to $23,000 in 1997.

                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          The Special in Lieu of Annual Meeting of Stockholders was held on June 18, 1998. Listed below are the matters submitted to stockholders and the results of the stockholder votes.

      (i) Election of six directors:

               Nominee              "For"        "Withheld"
      ----------------------      ---------      ----------
      Eli Fleisher                2,305,119           7,320
      Lawrence Holsborg           2,305,144           7,295
      John J. McArdle III         2,305,634           6,805
      Robert W. Muir, Jr.         2,305,348           7,091
      Joseph W. Tiberio           2,305,119           7,320
      Ted Valpey, Jr.             2,303,513           8,926

      (ii) To reincorporate the Company in Maryland and cash out certain stockholders:

          "For"               1,820,706
          "Against"              38,225
          "Abstain"               4,916
          "Broker non-votes"    448,592

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

          2. Agreement of Merger and Recapitalization between MATEC Corporation a Delaware corporation and MATEC Corporation a Maryland corporation. Incorporated by reference to Exhibit A to the Proxy Statement of Registrant for its Special in Lieu of Annual Meeting of Stockholders held on June 18, 1998.

          3(a). Articles of Incorporation. Incorporated by reference to Exhibit B to the Proxy Statement of Registrant for its Special in Lieu of Annual Meeting of Stockholders held on June 18, 1998.

          3(b). By-Laws of Registrant as of July 2, 1998. Filed herein.

          11. Statement re Computation of Per Share Earnings. Filed herein.

          27. Financial Data Schedule. Filed for electronic purposes only.

          (b)  Reports on Form 8-K:
















The Registrant filed a Report on Form 8-K on April 30,
          1998 reporting under Item 2. Acquisition or disposition of assets and Item 7. Financial statements, pro forma financial information and Exhibits.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MATEC Corporation
                                     ------------------------------------


Date: August 13, 1998                By /s/ Ted Valpey, Jr.
                                        ---------------------------------
                                        Ted Valpey, Jr.
                                        Chairman of the Board and
                                        President


Date: August 13, 1998                By /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer