Form 10-Q
period 1998-10-04
MATEC CORP/DE/
filed 1998-11-17
CIK 85608

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  October 4, 1998
                                -----------------------------------------
                                   OR
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

As of November 13, 1998, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,716,948.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       October 4, 1998 and December 31, 1997 ...................     3

      Consolidated Statements of Operations - Three Months and
       Nine Months Ended October 4, 1998 and September 28, 1997      4

      Consolidated Condensed Statements of Cash Flows -
       Nine Months Ended October 4, 1998 and September 28, 1997      5

      Consolidated Statements of Comprehensive Income -
       Three Months and Nine Months ended October 4, 1998
       and September 28, 1997 ..................................     6

      Notes to Consolidated Condensed Financial Statements .....   7-9

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations ..................... 10-13


PART II. OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K ................    14

Signatures .....................................................    15

                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)
                                                        10/4/98  12/31/97(a)
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $ 4,478  $   885
  Receivables, less allowances of $69 and $45 ..........   1,495    1,921
  Inventories ..........................................   3,062    2,598
  Deferred income taxes and other current assets .......   1,352      873
                                                         -------  -------
    Total current assets ...............................  10,387    6,277
                                                         -------  -------
Property, plant and equipment, at cost .................   7,599   10,583
  Less accumulated depreciation ........................   5,184    6,806
                                                         -------  -------
                                                           2,415    3,777
                                                         -------  -------
Marketable equity securities ...........................   3,118    4,658
Net assets of discontinued operations ..................       -    7,144
Other assets ...........................................     403       70
                                                         -------  -------
                                                         $16,323  $21,926
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................... $   602  $   933
  Accrued liabilities ..................................   1,130      862
  Income taxes .........................................     878      416
                                                         -------  -------
    Total current liabilities ..........................   2,610    2,211
                                                         -------  -------
Deferred income taxes ..................................   1,452    2,317
Long-term debt .........................................   1,992    1,989
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued 2,716,948 and
    3,804,195 shares ...................................     136      190
  Capital surplus ......................................   5,513    6,443
  Retained earnings ....................................   2,848   11,443
  Net unrealized gain on marketable equity securities ..   1,772    2,696
  Treasury stock at cost, 0 and 1,070,544 shares .......       -   (5,363)
                                                         -------  -------
    Total stockholders' equity ......................     10,269   15,409
                                                         -------  -------
                                                         $16,323  $21,926
                                                         =======  =======
(a) Restated to reflect discontinued operations.

See notes to consolidated condensed financial statements.

                   MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
             (In thousands, except per share data) (Unaudited)
                                 Three Months Ended   Nine Months Ended
                                 10/4/98   9/28/97(a) 10/4/98   9/28/97(a)
                                 -------   -------   --------  --------
Net sales .....................  $ 2,580   $ 3,424    $ 9,476   $ 9,597
Costs and expenses:
 Cost of sales ................    2,071     2,549      7,338     7,304
 Selling and administrative ...      788       811      2,302     2,231
                                 -------   -------    -------   -------
                                   2,859     3,360      9,640     9,535

Operating profit (loss) .......     (279)       64       (164)       62
Other income (expense):
 Interest expense .............      (51)      (59)      (153)     (171)
 Gain on sale of property, plant
  and equipment ...............        -         -        386         -
 Other, net ...................       60         9        115        12
                                 -------   -------    -------   -------
                                       9       (50)       348      (159)
Earnings (loss) from continuing
 operations before income taxes     (270)       14        184       (97)
Income tax (expense) benefit ..      113        (5)       (69)       39
                                 -------   -------    -------   -------
Earnings (loss) from continuing
 operations ...................     (157)        9        115       (58)
Discontinued operations, net of
 taxes:
  Earnings (loss) from operations     (5)      177        106       267
  Gain on sales ...............      256         -        454         -
                                 -------   -------    -------   -------
Net earnings ..................  $    94   $   186    $   675   $   209
                                 =======   =======    =======   =======
Earnings (loss) per share:
 Basic:
  Continuing operations .......    $(.06)    $ .00      $ .04     $(.02)
  Discontinued operations:
   Operations, net of taxes ...      .00       .07        .04       .10
   Gain on sales, net of taxes       .09       .00        .17       .00
                                   -----     -----      -----     -----
                                   $ .03     $ .07      $ .25     $ .08
                                   =====     =====      =====     =====
 Diluted:
  Continuing operations .......    $(.06)    $ .00      $ .04     $(.02)
  Discontinued operations:
   Operations, net of taxes ...      .00       .06        .04       .10
   Gain on sales, net of taxes       .09       .00        .17       .00
                                   -----     -----      -----     -----
                                   $ .03     $ .06      $ .25     $ .08
                                   =====     =====      =====     =====
Weighted average shares:
  Basic .......................    2,717     2,734      2,733     2,738
  Diluted .....................    2,717     2,771      2,734     2,738
Cash dividends per share ......    $   -     $   -      $1.75     $   -
                                   =====     =====      =====     =====
(a) Restated to reflect discontinued operations.
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)
                                                     Nine Months Ended
                                                     10/4/98   9/28/97(a)
                                                    --------  --------
Cash flows from operating activities:
 Net earnings (loss) from continuing operations ...  $   115   $   (58)
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization ..................      424       427
   Deferred income taxes ..........................     (175)      (30)
   Gain on sale of property, plant and equipment ..     (386)        -
   Other ..........................................        3         3
   Changes in operating assets and liabilities ....      (80)      (44)
                                                     -------   -------
Net cash provided (used) by operating activities         (99)      298
----------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment   1,862         -
 Capital expenditures .............................     (538)     (268)
 Collection of note receivable ....................       10         -
 Other, net........................................       (8)       (2)
                                                     -------   -------
Net cash provided (used) by investing activities       1,326      (270)
----------------------------------------------------------------------
Cash flows from financing activities:
 Dividend paid ....................................   (4,827)        -
 Net (repayments) under lines of credit ...........        -      (400)
 Payments on long-term debt .......................        -      (200)
 Purchases of common stock ........................     (164)      (80)
 Stock options exercised ..........................      101         -
                                                     -------   -------
Net cash (used) by financing activities ...........   (4,890)     (680)
----------------------------------------------------------------------
Net cash provided by discontinued operations ......    7,256       630
----------------------------------------------------------------------
Net increase in cash and cash equivalents .........    3,593       (22)

Cash and cash equivalents:
 Beginning of period ..............................      885       610
                                                     -------   -------
 End of period ....................................  $ 4,478   $   588
                                                     =======   =======
Non-cash investing and financing activities:
    During 1998, the Company retired all of its treasury stock. The total cost of the treasury shares of $5,527,000 reduced common stock, capital surplus and retained earnings by $56,000, $1,028,000 and $4,443,000, respectively.

    In connection with the sale of a discontinued operation in 1998, the Company recorded a $456,000 receivable.

(a) Restated to reflect discontinued operations.

See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
             Consolidated Statements of Comprehensive Income
                              (In thousands)
                                (Unaudited)

                                               Three Months Ended
                                               10/4/98    9/28/97
                                               -------    -------

Net earnings ................................. $    94    $   186

Other comprehensive income, net of tax:
 Unrealized gain (loss) on marketable
 equity securities, net of tax benefit
 of $332 in 1998 and tax expense of $155
 in 1997 .....................................    (497)       466
                                               -------    -------
Comprehensive income (loss) .................. $  (403)   $   652
                                               =======    ========


                                                Nine Months Ended
                                               10/4/98    9/28/97
                                               -------    -------

Net earnings ................................  $   675    $  209

Other comprehensive income, net of tax:
 Unrealized gain (loss) on marketable
 equity securities, net of tax benefit
 of $616 in 1998 and tax expense of $233
 in 1997 ....................................     (924)      582
                                               -------    -------
Comprehensive income (loss) .................  $  (249)   $  791
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

3. Inventories:

    Inventories consist of the following (in thousands):
                                                10/4/98     12/31/97
                                                -------     --------
         Raw materials .......................  $ 1,607      $   800
         Work in process .....................      800        1,078
         Finished goods ......................      655          720
                                                -------      -------
                                                $ 3,062      $ 2,598
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

    The purchase price received consisted of approximately $605,000 in cash, a subordinated promissory note in the principal amount of $250,000, a $250,000 noninterest bearing receivable, and the assumption of certain liabilities including trade payables. In addition, the buyer has entered into a 5 year lease agreement with the Company to lease the space that it currently occupies and the buyer also has a 5 year option to purchase the real estate that includes the leased space. The gain on sale was $248,000 after a tax provision of $152,000.

    As a result of the above, the operating results of Bergen, MII and MASI have been reported as discontinued operations, and previously reported financial statements have been restated to reflect these sales. The operating results of Bergen, MII and MASI are presented in the Consolidated Statements of Operations under the caption "Discontinued operations, net of taxes: Earnings (loss) from operations" and include (in thousands):

                                Three Months Ended   Nine Months Ended
                                10/4/98  9/28/97     10/4/98  9/28/97
                                -------  -------     -------  -------
  Net sales                     $   246  $ 4,922     $ 6,994  $13,739
  Earnings (loss) before
   income taxes                     (13)     296         171      445
  Income tax (expense) benefit        8     (119)        (65)    (178)
  Net earnings (loss)                (5)     177         106      267

    At December 31, 1997, the net assets of Bergen, MII and MASI included in the Balance Sheet caption "Net assets of discontinued operations" were (in thousands): Current assets - $6,930; property, plant and equipment, net - $2,539; and current liabilities - $2,325.


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

6. New Accounting Standards:

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during the first quarter of 1998, as required. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. The adoption of SFAS No. 130 had no impact on the Company's net earnings or stockholders' equity.

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Presently, the only component of comprehensive income for the Company is unrealized holding gains (losses) on available for sale marketable equity securities.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued during 1997. SFAS No. 131 establishes standards for reporting annual and operating segment information and is effective for the Company's 1998 annual financial statements. The Company is evaluating the effect that this new standard will have on disclosures in the Company's financial statements.

7.  Subsequent Event:

    On November 6, 1998, the Company received $400,000 from Colloidal Dynamics Pty. Ltd. ("CD"). $200,000 related to the balance of the purchase price from the sale of the AcoustoSizer product line in May 1997, which had been previously deferred pending collection and $200,000 related to CD purchasing the common stock of CD owned by the Company. As a result of these transactions, the Company will report an after-tax gain of approximately $221,000 in the fourth quarter of 1998.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------
     Cash and cash equivalents increased $3,593,000 during the nine months ended October 4, 1998. The Company's continuing operations used $3,663,000 of cash as operating and financing activities used $99,000 and $4,890,000 in cash, respectively, while investing activities generated cash of $1,326,000. During this period, discontinued operations generated $7,256,000 of cash.

     The $99,000 use of cash from continuing operations was mainly due to the $80,000 net increase in working capital. Working capital increases included a $464,000 increase in inventory to support the current sales backlog and delivery requirements and a $331,000 reduction in accounts payable. These cash requirements were partially offset by a decrease in accounts receivable due to the lower shipping levels and an increase in income taxes.

    During the nine months ended October 4, 1998, the Company received proceeds of $1,862,000 from the sale of its real estate complex located in Delaware. None of the Company's operations were located at this facility. During this period, the Company purchased $538,000 of machinery and equipment. These additions are mainly geared toward adding new and upgrading existing production capabilities and processes.

    On May 15, 1998, the Company paid a special nonrecurring cash distribution of a $1.75 per share to stockholders of record on May 4, 1998. This special nonrecurring distribution totaled $4,827,000 and represents a substantial portion of the net cash proceeds from the sale of its Bergen Cable subsidiary. During the nine months ended October 4, 1998, the Company purchased $164,000 of treasury shares. The mandatory cash-out of stockholders of record owning less than 100 shares accounted for $144,000 of these treasury shares.

    Management believes that based on its current working capital, the expected cash flows from operations and its $1,850,000 lines of credit availability, the Company's resources are sufficient to meet its financial needs in 1998 including a remaining capital expenditures budget of approximately $300,000.


Results of Operations
---------------------
    Net sales from continuing operations for the quarter and nine months ended October 4, 1998 decreased 25% and 1%, respectively, from the comparable periods in 1997. The sales decreases during both periods are due to lower sales of imported product that is bought and resold. Sales of domestically produced product increased 7% and 33% over the 1997 quarter and nine months ended periods, respectively. The sales decreases of imported product during both periods resulted mainly from a lower backlog at the beginning of each period as compared to 1997 and lower bookings of imported product during both periods in 1998. The sales increases of domestically produced product result from higher backlog and booking levels during both periods. The Company has continued to experience weak bookings during 1998 as compared to 1997 partly due to the slow down in the electronic component industry caused in part by the financial difficulties in the Far East. As a result, the Company's October 4, 1998 backlog is 6%, 35%, and 15% lower than the July 5, 1998, December 31, 1997, and September 28, 1997 levels, respectively.

   During the quarter ended October 4, 1998, cost of sales as a percentage of sales amounted to 80% versus 74% in 1997. The overall lower margin was mainly do to the unfavorable effect of the fixed overhead over the lower sales volume. During the nine months ended October 4, 1998, the 1998 cost of sales as a percentage of sales amounted to 77% compared to 76% in 1997. The slightly higher percentage resulted from increased personnel and depreciation expenses offset in part by lower material costs due to changes in the sales mix.

    Total selling and administrative expenses for the quarter ended October 4, 1998 decreased $23,000 (3%) from comparable period in 1997.
A $116,000 decrease in administrative expenses was partially offset by a $93,000 increase in selling expense. The decrease in administrative expense is mainly due to the $100,000 of severance expense recorded in 1997 for the Company's former president. The increase in selling expense was attributable mainly to increased personnel costs and advertising expense. During the nine months ended October 4, 1998, selling and administrative expenses increased $71,000 (3%) over the comparable period in 1997. Selling expenses increased $263,000 over 1997 as a result of increased personnel costs and advertising expense. The $192,000 decrease in general and administrative expenses mainly result from lower corporate payroll including severance expense as the Company has not replaced its former president since his resignation as an employee in the third quarter of 1997.

    During the quarter and nine months ended October 4, 1998, interest expense decreased $8,000 and $18,000, respectively, from the 1997 periods due to lower levels of short-term debt and a lower interest rate on the term debt. In February 1998, the Company sold its real estate complex in Delaware and realized a $386,000 pre-tax gain on the sale.

    Other income (expense), net includes the following (in thousands):
                               Quarter Ended       Nine Months Ended
                             10/4/98   9/28/97     10/4/98   9/28/97
                             -------   -------     -------   -------
Dividend income ...........  $    26   $    16     $    57   $    47
Real estate operations ....       (7)       (3)        (34)      (40)
Interest income ...........       42         -          92         5
Other, net ................       (1)       (4)          -         -
                             -------   -------     -------   -------
                             $    60   $     9     $   115   $    12
                             =======   =======     =======   =======

    The increases in interest income result from the higher cash levels generated by the sales of real estate and the discontinued operations. The fluctuations in the real estate operations are mainly due to either increases or decreases in operating expenses.

    The estimated effective income tax rate for 1998 is 38% compared to 40% in 1997.

    During the quarter ended October 4, 1998, based on the decreased sales and gross margin, offset in part by a decrease in operating expenses, the Company reported an operating loss of $279,000 compared to an operating profit of $64,000 in 1997. Other income (expense), net amounted to $9,000 of income in 1998 compared to $50,000 of expense in the corresponding 1997 period. As a result, the Company reported a pre-tax loss from continuing operations of $270,000 during the quarter ended October 4, 1998 compared to pre-tax earnings of $14,000 in 1997. Earnings from discontinued operations during 1998, including the gain on sale of $256,000, amounted to $251,000 compared to $177,000 during the comparable 1997 period. In total, the Company reported net earnings of $94,000 during the quarter ended October 4, 1998 versus $186,000 in 1997.

    Based on the lower sales level and gross margin, and an increase in operating expenses, the Company reported an operating loss of $164,000 during the nine months ended October 4, 1998 compared to an operating profit of $62,000 during the comparable period in 1997. The nine months ended October 4, 1998 includes nonoperating income of $348,000 mainly as a result of the gain on sale of real estate compared to $159,000 of expense in the 1997 period. As a result, during the nine months ended October 4, 1998, the Company reported a pre-tax earnings from continuing operations of $184,000 compared to a loss of $97,000 during the 1997 period. During the nine months ended October 4, 1998, earnings from discontinued operations, including the gains on sale of $454,000, amounted to $560,000 versus $267,000 in 1997. In total, the Company reported net earnings of $675,000 during the nine months ended October 4, 1998 compared to $209,000 in 1997.


Year 2000
---------

    During the early part of 1998, the Company began reviewing its current computer system and software as it related to the "Year 2000" issue. The Company has determined that the cost to modify the current software to be Year 2000 compliant is minor. While completing this review, the Company analyzed the current system's capabilities and limitations as it related to current operations and to future business growth and expansion. As a result of this review, the Company has decided to upgrade its current computer system and install a new computer and software system. The Company has investigated and reviewed various software packages and systems that are the Year 2000 compliant and expects to select a system by the end of 1998. The Company will begin implementation of the new system shortly thereafter. By the end of the 2nd quarter 1999 the Company expects to have installed modules of the new software package equivalent to its present system. The cost of this new system will be included in the capital expenditure budget for 1999.

    In addition, the Company has and is continuing to request assurances from its major suppliers relating to the Year 2000 compliance issue and has and is responding to Year 2000 inquiries from its major customers. At this time, the Company has not yet assessed the outcome of these inquiries since the responses are not yet completed and are still in progress.

    Presently, the Company does not have a formalized contingency plan if the above third parties are not Year 2000 compliant and the new computer system and software is not installed and working before 2000. The Company expects that by the end of the 1st quarter of 1999, it will have completed its analysis of third party compliance and that the initial stages of the software installation should be completed. At that time, the Company will determine if a contingency plan is required.

                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

          11. Statement re Computation of Per Share Earnings. Filed herein.

          27. Financial Data Schedule. Filed for electronic purposes only.

         (b)  Reports on Form 8-K:
















On July 15, 1998, the Registrant filed a Report on Form
               8-K dated July 2, 1998 reporting under Item 5. Other
               Events.

               On August 17, 1998, the Registrant filed a Report on Form 8-K dated August 3, 1998 reporting under Item 2.
               Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MATEC Corporation
                                     ------------------------------------


Date: November 13, 1998              By /s/ Ted Valpey, Jr.
                                        ---------------------------------
                                        Ted Valpey, Jr.
                                        Chairman of the Board and
                                        President


Date: November 13, 1998              By /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer