Form 10-K
period 1998-12-31
MATEC CORP/DE/
filed 1999-03-30
CIK 85608

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                             FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          -----------------
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------
Commission file number 1-4184
                       ------
                             MATEC Corporation
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        Maryland                                        06-0737363
-------------------------------                   ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification number)

75 South St., Hopkinton, Massachusetts                         01748
--------------------------------------                       ----------
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

Aggregate market value of voting stock held by non-affiliates: $5,707,440 (computed by reference to the last sales price of such common stock on March 24, 1999 as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 24, 1999: 2,710,648

Documents incorporated by reference:
  Annual Report to Stockholders for the year ended December 31, 1998:
   Parts I, II and IV
  Proxy Statement for the 1999 annual meeting of stockholders: Part III

                                 PART I


Item 1.  Business
-----------------

General
-------

    MATEC Corporation ("MATEC" or "Registrant") was incorporated under the laws of Delaware. On July 2, 1998, after shareholder approval, the Registrant changed its state of incorporation to Maryland by means of a merger of the Registrant into a wholly owned Maryland subsidiary. As used herein the term "Company" refers to MATEC and its subsidiaries.


    In February 1998, the Company sold its real estate complex located in Delaware. None of the Company's operations were located at this facility. For further information, see Note 15 of the Notes to Financial Statements in the 1998 Annual Report, which Note is incorporated by reference.

    In April 1998, the Company sold all the assets of its Bergen Cable Technologies, Inc. ("BCT") subsidiary. The Company had adopted a plan in the third quarter of 1997 to dispose of BCT and, accordingly, the operating results of BCT for 1997 and 1996 had previously been reported as discontinued operations. In August 1998, the Company sold certain assets of its Matec Instruments, Inc. ("MII") and Matec Applied Sciences, Inc. ("MASI") subsidiaries. The operating results of MII and MASI have been reported as discontinued operations, and previously reported financial statements have been restated to reflect this disposition. For further information, see Note 3 of the Notes to Consolidated Financial Statements in the 1998 Annual Report to Stockholders, which Note is incorporated by reference.

    As a result of the disposals of BCT, MII, and MASI, the Company's current remaining business is conducted through its Valpey-Fisher Corporation ("Valpey") subsidiary, which was previously reported in the Electronics business segment. In addition, the Company has a real estate complex located in Northborough, Massachusetts which is operated by its wholly owned subsidiary, MEKontrol, Inc.

Financial Information about Industry Segments
---------------------------------------------

    The Company operates in one business segment. Information about export sales is set forth in Note 14 of the Notes to Consolidated
Financial Statements in the 1998 Annual Report to Stockholders, which
Note is incorporated by reference.

Narrative Description of Business
---------------------------------

    Valpey is involved in the design, production, import, and sale of quartz crystals and oscillators that provide precision timing and frequency control in various products. In addition, Valpey offers a wide range of piezoelectric and high-precision optical components and designs and manufactures ultrasonic transducers.

    The quartz crystals and oscillators are used as integral components in electronic circuitry to assure precise timing and frequency reference. Except for more costly atomic standards, quartz crystals and oscillators continue to be one of the most stable references for accurately controlling electronic frequencies and time.

    Valpey provides a wide-frequency range of crystals and oscillators including standard and custom-designed product. Capabilities include:
       - high-reliability, precision crystals and oscillators used in sophisticated industrial, military and aerospace applications.
       - ultra-high frequency crystals used in crystal filters and oscillators for OEM telecommunications and microwave applications.
       - high-volume, low-cost crystals and oscillators for consumer and commercial applications.

    Markets for Valpey's products include computers and computer peripheral equipment, networking, PCS (personal communications services), satcom, telecommunications, telemetry, and wireless. A significant portion of the high-volume, low-cost product sales is derived from products imported from the Far East.

    Valpey has continued to invest in equipment and people to meet customer needs and to increase its manufacturing capabilities. Valpey received its ISO-9001 registration for the design and manufacture of crystals and crystal oscillators in 1997.

    The piezoelectric crystals and components are used for ultrasonic transducers in non-destructive testing ("NDT") and medical applications, accelerometers, and sensors that measure flow, proximity, acceleration, distance and force. The high-precision optical components include windows, mirrors, lenses and prisms made from sapphire, quartz, and a wide range of other materials. These components are utilized in a variety of sensors, imaging, and other types of photonic-based instrumentation. Valpey designs and manufactures ultrasonic transducers for NDT scientific, industrial, and medical markets.

    The quartz crystals and oscillators are sold by Valpey's direct sales personnel, independent manufacturers' representatives and distributors. Valpey's other products and services are sold primarily by its direct sales personnel.

  Raw Materials
  -------------
    Quartz crystal bases, which is available from a number of domestic and foreign suppliers, is the principal raw material.

    Valpey imports sub-assemblies and completed products from various Far East (including China, Japan, South Korea, Philippines, and Taiwan) suppliers for use in its domestically manufactured product and for resale to its customers. During 1998, Valpey experienced some quality and/or delivery problems with some of its suppliers of sub-assemblies. Valpey has added new suppliers and is working with all its suppliers to in order to improve the overall efficiencies of these suppliers.

    In order to eliminate the effects of currency fluctuations, Valpey purchases the product in U.S. dollars. However, Valpey is subject to the inherent risks involved in international trade such as political instability and restrictive trade policies.

  Customers
  ---------
    No customer accounted for more than 10% of Valpey's net sales in 1998 and 1996. During 1997, one customer accounted for 12% of net sales. Approximately 26% of Valpey's sales in 1998 were made to its five largest customers, compared to 32% in 1997 and 30% in 1996.

  Backlog
  -------
    Valpey's backlog of firm orders was $2,294,000 at December 31, 1998 and $3,935,000 at December 31, 1997. Valpey expects to ship all of the December 31, 1998 backlog during 1999.

  Competition
  -----------
    There are many domestic and foreign suppliers of quartz crystals and oscillators. A number of the competitors are larger and have greater resources than the Company. In addition, foreign competitors, particularly from the Far East, continue to dominate the U.S. markets. However, Valpey believes it can maintain a competitive position in its business based on its quality, strong design and application engineering, responsive customer service and a willingness to provide specialty small quantity orders.

  Environmental Regulations
  -------------------------
    To the knowledge of the Company compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, has not had, nor will have a material effect upon capital expenditures, earnings from continuing operations or competitive position.

    As a result of the sale of its Bergen Cable subsidiary, the Company is performing environmental clean up at that site. See Note 9 of the Notes to Consolidated Financial Statements in the 1998 Annual Report to
Stockholders, which Note is incorporated by reference.

  Employees
  ---------
    At December 31, 1998, the Company employed 76 full-time and 4 part-time employees. No employees of the Company are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.


Foreign and Domestic Operations and Export Sales
------------------------------------------------
    The Company's has no foreign operations. Financial information about export sales is set forth in Note 14 of the Notes to Consolidated
Financial Statements in the 1998 Annual Report to Stockholders, which Note is incorporated by reference.

Forward-Looking Statements
--------------------------
    Items 1 and 7 of this Form 10-K contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, but not limited to: the ability to develop, market and manufacture new innovative products competitively, the ability of the Company's suppliers to produce and deliver materials competitively, and the ability to limit the amount of the negative effect on operating results caused by pricing pressures.


Item 2.  Properties
-------  ----------
    Valpey owns its 32,000 square foot facility located in Hopkinton, Massachusetts. This facility contains office and manufacturing space and serves as the Company's corporate headquarters.

   The Company believes its facility is suitable for its current use and is in good repair. The Company believes that its facility is adequate to satisfy its production capacity needs for the immediate future.

   In addition, the Company's real estate operation owns a 35,000 square foot facility located in Northborough, Massachusetts. This facility is currently fully occupied and the Company considers this property to be in good repair.


Item 3.  Legal Proceedings
-------  -----------------
    Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
    No matters were submitted to a vote of the Registrant's security holders during the last quarter of the fiscal year covered by this report.

Executive Officers of the Registrant
------------------------------------
    The names, ages and offices of the executive officers of the Registrant are as follows:

       Name            Age                  Office
       ----            ---                  ------
 Ted Valpey, Jr.        66    President and Chief Executive Officer
 Michael J. Kroll       50    Vice President and Treasurer

    The term of office for each officer of the Registrant is until the first meeting of the Board of Directors following the Annual Meeting of Stockholders and until a successor is chosen and qualified.

    Mr. Valpey has been President and Chief Executive Officer of the Registrant since April 28, 1997. He has been Chairman of the Corporation since 1982.

    Mr. Kroll has been Vice President and Treasurer of the Registrant since 1982.

                               PART II

Item 5.  Market for the Registrant's Common Equity and Related
-------  ----------------------------------------------------
         Stockholder Matters
         -------------------

    The information set forth on the inside front cover of the 1998 Annual Report to Stockholders under the caption "Common Stock
Information" is incorporated by reference.


Item 6.  Selected Financial Data
-------  -----------------------

    The information set forth on page 3 of the 1998 Annual Report to Stockholders under the caption "Five Year Financial Summary" is incorporated by reference.


Item 7.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

    The information set forth on pages 3 through 5 of the 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis" is incorporated by reference.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

    The information set forth on page 5 of the 1998 Annual Report to Stockholders under the section "Quantitative and Qualitative
Disclosures about Market Risk" included under the caption "Management's Discussion and Analysis" is incorporated by reference.


Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

    The information contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Independent
Auditors' Report appearing on pages 6 through the inside back cover of the 1998 Annual Report to Stockholders is incorporated by reference.


Item 9.  Changes In and Disagreements with Accountants on Accounting
-------  -----------------------------------------------------------
         and Financial Disclosure
         ------------------------

    Not applicable.

                               PART III


    The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in
Part I above under the caption "Executive Officers of the Registrant".

                               PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  -------------------------------------------------------
          Form 8-K
          --------

(a) 1. The following Consolidated Financial Statements are incorporated by reference from the indicated pages of the 1998 Annual Report to Stockholders:

                                                 Page Number(s) in
                                                   Annual Report
     Consolidated Balance Sheets,
      December 31, 1998 and 1997 ....................         6

     Consolidated Statements of Operations
      for the Years Ended December 31, 1998,
      1997 and 1996 .................................         7

     Consolidated Statements of Cash Flows
      for the Years Ended December 31, 1998,
      1997 and 1996 .................................         8

     Consolidated Statements of Stockholders' Equity
      for the Years Ended December 31, 1998,
      1997 and 1996 .................................         9

     Consolidated Statements of Comprehensive Income
      (Loss) for the Years Ended December 31, 1998,
      1997 and 1996 .................................         9

     Notes to Consolidated Financial Statements .....     10-16

     Independent Auditors' Report ................... Inside back cover

(a)  2.  The following schedule to the Consolidated Financial
     Statements and the Independent Auditors' Report on Schedule are filed as part of this report.

                                                       Page Number
                                                       -----------

     Independent Auditors' Report ......................      13
     Schedule II - Valuation Reserves ..................      14

     All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) 3. The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index on page 15, are as follows:

     Exhibit No.                      Description
     -----------      ---------------------------------------------

       2.             Agreement of Merger and Recapitalization
       3. (a)         Articles of Incorporation
       3. (c)         By-Laws
       4. (a)         Secured Note and Warrant Purchase Agreement
       4. (b)         Common Stock Purchase Warrant
      10. (a) *       1992 Stock Option Plan
      10. (b) *       Separation Agreement and General Release
      10. (c) *       Option Cancellation Agreement
      11.             Calculation of Earnings Per Share
      13.             1998 Annual Report to Stockholders
      21.             Subsidiaries of the Registrant
      23.             Independent Auditors' Consent
      27.             Financial Data Schedule

      * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

(b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of its year ended December 31, 1998.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       MATEC Corporation

Date:  March 26, 1999                  By:/s/ Ted Valpey, Jr.
                                          -------------------
                                          Ted Valpey, Jr.
                                          President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                      Title                     Date
    ---------                      -----                     ----
/s/ Ted Valpey, Jr.       President, Chief Executive     March 26, 1999
------------------------  Officer, Chairman of the Board
Ted Valpey, Jr.           and Director

/s/ Michael J. Kroll     Vice President and Treasurer
------------------------  (Principal Financial Officer   March 26, 1999
Michael J. Kroll           and Principal Accounting
                           Officer)

/s/ Eli Fleisher          Director                       March 26, 1999
------------------------
Eli Fleisher

/s/ Lawrence Holsborg     Director                       March 26, 1999
------------------------
Lawrence Holsborg

/s/ John J. McArdle III   Director                       March 26, 1999
------------------------
John J. McArdle III

/s/ Robert W. Muir, Jr.   Director                       March 26, 1999
------------------------
Robert W. Muir, Jr.

/s/ Joseph W. Tiberio     Director                       March 26, 1999
------------------------
Joseph W. Tiberio

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
MATEC Corporation
Hopkinton, Massachusetts

We have audited the consolidated financial statements of MATEC Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 26, 1999; such consolidated financial statements and report are included in the MATEC 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of MATEC Corporation and subsidiaries, listed in Item 14 (a) 2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP

Boston, Massachusetts
February 26, 1999

                  MATEC Corporation and Subsidiaries
                  ----------------------------------

            Schedule II - Valuation and Qualifying Accounts
            -----------------------------------------------

                                     Additions
                      Balance at     Charged to                     Balance
                      Beginning      Costs and                      at End
  Description         of Period      Expenses      Deductions      of Period
  -----------         ----------     ----------    ----------     ----------

Allowance for
 Doubtful Accounts:

Year Ended
 December 31, 1998     $  45,000      $  18,002     $ (11,998)(A)  $  75,000
                       =========      =========     =========      =========

 December 31, 1997     $  35,000      $  (6,915)    $ (16,915)(A)  $  45,000
                       =========      =========     =========      =========

 December 31, 1996     $  29,000      $   8,906     $ (14,610)(A)  $  35,000
                       =========      =========     =========      =========


Inventory Reserve:

Year Ended:
 December 31, 1998    $  857,000      $ 419,730     $  64,730(B)  $1,212,000
                      ==========      =========     =========     ==========

 December 31, 1997    $  780,000      $ 123,667     $  46,667(B)  $  857,000
                      ==========      =========     =========     ==========

 December 31, 1996    $  413,000      $ 463,513     $  97,013(B)  $  780,000
                      ==========      =========     =========     ==========



(A) Write-off of uncollectible accounts, net of recoveries.
(B) Write-off of inventory.

                            EXHIBIT INDEX
                            -------------

Exhibit No. (inapplicable items are omitted)
-----------
 2. Agreement of Merger and Recapitalization between MATEC Corporation a Delaware corporation and MATEC Corporation a Maryland corporation (incorporated by reference to Exhibit A to the Proxy Statement of Registrant for its Special in Lieu of Annual Meeting of Stockholders held on June 18,
            1998).

 3. (a) Articles of Incorporation (incorporated by reference to Exhibit B to the Proxy Statement of Registrant for its Special In Lieu of Annual Meeting of Stockholders held on June 18, 1998).

 3. (c) By-Laws (incorporated by reference to Exhibit 3.(b) to Registrant's Form 10-Q for the quarterly period ended
            July 5, 1998).

 4. (a) Secured Note and Warrant Purchase Agreement dated as of April 12, 1995 between the Registrant and Massachusetts Capital Resource Company. Filed herewith.

 4. (b) Common Stock Purchase Warrant dated April 12, 1995 between the Registrant and Massachusetts Capital Resource Company (incorporated by reference to Exhibit 4.(a) on Registrant's Form 10-Q for the quarterly period ended July 2, 1995).

10. (a)     1992 Stock Option Plan (incorporated by reference to
            Exhibit 10.(a) on Registrant's Form 10-K for the year ended December 31, 1997).

10. (b) Separation Agreement and General Release dated August 26, 1997 between the Registrant and Robert B. Gill
            (incorporated by reference to Exhibit 10.(b) on Registrant's Form 10-K for the year ended December 31,
            1997).

10. (c) Option Cancellation Agreement dated October 20, 1997 between the Registrant and Robert B. Gill (incorporated by reference to Exhibit 10.(c) on Registrant's Form 10-K for the year ended December 31, 1997).

11.         Calculation of Earnings Per Share.  Filed herewith.

13.         1998 Annual Report to Stockholders.  Filed herewith.

21.         Subsidiaries of the Registrant.  Filed herewith.

23.         Independent Auditors' Consent.  Filed herewith.

27. Financial Data Schedule. Filed for electronic purposes only.