Form 10-Q
period 1999-04-04
MATEC CORP/DE/
filed 1999-05-18
CIK 85608

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  April 4, 1999
                                -----------------------------------------
                                   OR
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

As of May 14, 1999, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,682,848.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       April 4, 1999 and December 31, 1998 .....................     3

      Consolidated Statements of Operations -
       Three Months Ended April 4, 1999 and April 5, 1998 ......     4

      Consolidated Condensed Statements of Cash Flows -
       Three Months Ended April 4, 1999 and April 5, 1998 ......     5

      Consolidated Statements of Comprehensive Income -
       Three Months Ended April 4, 1999 and April 5, 1998 ......     6

      Notes to Consolidated Condensed Financial Statements .....   7-8

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations .....................  9-11

      Quantitative and Qualitative Disclosures about
       Market Risk .............................................    11

PART II. OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K ................    12

Signatures .....................................................    12

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)

                                                          4/4/99 12/31/98
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $ 3,757  $ 4,516
  Receivables, net .....................................   1,775    1,772
  Inventories ..........................................   3,023    2,793
  Deferred income taxes and other current assets .......   1,307    1,311
                                                         -------  -------
    Total current assets ...............................   9,862   10,392
                                                         -------  -------
Property, plant and equipment, at cost .................   8,037    7,916
  Less accumulated depreciation ........................   5,420    5,264
                                                         -------  -------
                                                           2,617    2,652
                                                         -------  -------
Marketable equity securities ...........................   2,976    3,138
Other assets ...........................................     295      320
                                                         -------  -------
                                                         $15,750  $16,502
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................... $   983  $   411
  Accrued liabilities ..................................     998    1,165
  Income taxes .........................................     136      894
                                                         -------  -------
    Total current liabilities ..........................   2,117    2,470
                                                         -------  -------
Deferred income taxes ..................................   1,482    1,547
Long-term debt .........................................   1,994    1,993
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued and outstanding:
    2,710,648 and 2,716,948 shares .....................     136      136
  Capital surplus ......................................   4,618    4,641
  Retained earnings ....................................   3,717    3,932
  Accumulated other comprehensive income ...............   1,686    1,783
                                                         -------  -------
    Total stockholders' equity ......................     10,157   10,492
                                                         -------  -------
                                                         $15,750  $16,502
                                                         =======  =======

See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                (Unaudited)

                                             Three Months Ended
                                              4/4/99    4/5/98(a)
                                             -------   -------
Net sales ................................   $ 2,400   $ 3,499
Cost of sales ............................     2,039     2,684
                                             -------   -------
  Gross profit ...........................       361       815

Operating expenses:
  Selling and advertising ................       521       492
  General and administrative .............       265       271
                                             -------   -------
                                                 786       763

Operating profit (loss) ..................      (425)       52

Other income (expense):
 Interest income .........................        93         5
 Interest expense ........................       (51)      (51)
 Gain on sale of property, plant and
  equipment ..............................         -       386
 Other, net ..............................        18         7
                                             -------   -------
                                                  60       347

Earnings (loss) from continuing
 operations before income taxes ..........      (365)      399
Income tax (expense) benefit .............       120      (160)
                                             -------   -------
Earnings (loss) from continuing operations      (245)      239
Earnings from discontinued operations ....        30       102
                                             -------   -------
Net earnings (loss) ......................   $  (215)  $   341
                                             =======   =======

Basic and diluted earnings (loss) per share:
 Continuing operations ...................    $ (.09)   $  .08
 Discontinued operations .................       .01       .04
                                              ------    ------
                                              $ (.08)   $  .12
                                              ======    ======

Weighted average shares, basic ...........     2,716     2,734
                                               =====     =====
Weighted average shares, diluted .........     2,716     2,735
                                               =====     =====
Cash dividends per share ................      $   -     $   -
                                               =====     =====

(a) Restated to reflect discontinued operations.

See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Three Months Ended
                                                      4/4/99    4/5/98(a)
                                                    --------  --------
Cash flows from operating activities:
 Net earnings (loss) from continuing operations ...  $  (245)  $   239
 Adjustments to reconcile net earnings (loss) to
  net cash provided (used) by operating activities:
   Depreciation and amortization ..................      156       139
   Deferred income taxes ..........................       40      (201)
   Changes in operating assets and liabilities ....     (644)     (640)
   Gain on sale of property, plant and equipment ..        -      (386)
   Other ..........................................        1         1
                                                     -------   -------
Net cash provided (used) by operating activities        (692)     (848)
-----------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment       -     1,862
 Capital expenditures, net ........................     (121)     (230)
 Collection of note receivables ...................       35         -
 Other, net........................................       (8)       (8)
                                                     -------   -------
Net cash provided (used) by investing activities         (94)    1,624
----------------------------------------------------------------------
Cash flows from financing activities:
 Purchases of common stock ........................      (23)        -
                                                     -------   -------
Net cash (used) by financing activities                  (23)        -
----------------------------------------------------------------------
Net cash provided (used) by discontinued operations       50      (366)
----------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents    (759)      410

Cash and cash equivalents:
 Beginning of period ..............................    4,516       885
                                                     -------   -------
 End of period ....................................  $ 3,757   $ 1,295
                                                     =======   =======

(a) Restated to reflect discontinued operations.

See notes to consolidated condensed financial statements.

                  MATEC Corporation and Subsidiaries
        Consolidated Statements of Comprehensive Income (Loss)
                              (In thousands)
                                (Unaudited)


                                            Three Months Ended
                                             4/4/99    4/5/98
                                            -------   -------

Net earnings (loss) ......................  $  (215)  $   341

Other comprehensive income, net of tax:
 Unrealized (loss) on marketable equity
  securities, net of tax benefit of $65
  in 1999 and $207 in 1998 ...............      (97)     (311)
                                            -------   -------
Comprehensive income (loss) ..............  $  (312)  $    30
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

    These interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


2. Receivables, net:

    Receivables, net of allowances, consist of the following:
                                                   4/4/99     12/31/98
                                                  -------     --------
                                                     (in thousands)

Accounts receivable, less allowance for doubtful
 accounts of $85 and $75 ........................ $ 1,494      $ 1,649
Recoverable Federal income taxes ................     160            -
Amounts due from the sales of discontinued
  operations, less deferred gain of $1,200
  and $1,250 ....................................     393          428
 Less:amounts due after one year, less deferred
      gain of $1,125 and $1,175 .................     272          305
                                                  -------      -------
 Current amounts due, less deferred gain of
      $75 and $75 ...............................     121          123
                                                  -------      -------
                                                  $ 1,775      $ 1,772
                                                  =======      =======


3. Inventories:

    Inventories consist of the following:
                                                 4/4/99     12/31/98
                                                -------     --------
                                                   (in thousands)

         Raw materials .......................  $ 1,361      $ 1,529
         Work in process .....................    1,275          848
         Finished goods ......................      387          416
                                                -------      -------
                                                $ 3,023      $ 2,793
                                                =======      =======

4. Discontinued Operations:
    On April 15, 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. ("BCT") subsidiary. The purchase price received consisted of $7.5 million in cash, a 12% subordinated promissory note in the principal amount of $1.25 million, a 10% stock and membership interest in the acquiring entities and assumption of certain liabilities including trade payables. On August 3, 1998 the Company sold certain assets of its Matec Instruments, Inc. ("MII") and Matec Applied Sciences, Inc. ("MASI") subsidiaries. The purchase price received consisted of approximately $605,000 in cash, a subordinated promissory note in the principal amount of $250,000, a $250,000 noninterest bearing receivable, and the assumption of certain liabilities including trade payables.

    As a result, the operating results of BCT, MII, and MASI have been reported as discontinued operations and previously reported financial statements have been restated to reflect this classification for MII and MASI. As the Company had adopted a plan in 1997 to dispose of BCT, the operating results of BCT for 1998 had previously been reported as discontinued operations.

    Since the entity acquiring the assets of BCT had significant third-party debt compared to its equity and the Company's note receivable is subordinated to the third party debt, the Company has deferred any gain on the note and has not assigned any value to the stock portions of the sale until cash payments are received by the Company. In March 1999, the Company received a $50,000 note payment and recorded a $50,000 pre-tax gain on disposal of discontinued operations. As of April 4, 1999, the note balance, all of which has been deferred pending collection, is $1.2 million. See footnote 5. Subsequent Events.

    Net sales of BCT, MII, and MASI amounted to $5,224,000 for the quarter ended April 5, 1998. The earnings relating to the above discontinued operations are presented in the Consolidated Statements of Operations under the caption "Earnings from discontinued operations" and include:
                                               Three Months Ended
                                               4/4/99      4/5/98
                                              -------     -------
                                                 (in thousands)
  Earnings from operations (less applicable
   taxes of $0 and $67)                        $    -      $  102
  Gain on disposal (less applicable taxes
   of $20 and $0)                                  30           -
                                               ------      ------
                                               $   30      $  102
                                               ======      ======

5. Subsequent Events:
    On May 13, 1999, the Company received $1,188,000 in cash as payment in full for the $1.2 million note receivable from the sale of BCT along with accrued interest on the unpaid note. As a result, the Company will record an after-tax gain on the sale of discontinued operations of approximately $713,000 in the second quarter of 1999. See footnote 4. Discontinued Operations.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents decreased $759,000 during the three months ended April 4, 1999 mainly due to the Company's continuing operations using $692,000 in cash.

     The $692,000 use of cash from continuing operations was mainly due to the $245,000 net loss and the $644,000 net increase in working capital, offset in part by $156,000 noncash benefit of depreciation. Receivables, net increased $3,000 as a $160,000 income tax receivable was partially offset by a decrease in trade accounts receivable. The trade accounts receivable decrease of $155,000 was mainly due to the lower sales volume in the quarter versus the prior quarter. The inventory increase of $230,000 is mainly to support the current sales backlog and future customer delivery requirements. The $572,000 increase in accounts payable is mainly attributable to the timing of inventory and machinery and equipment purchases. The $166,000 decrease in accrued liabilities resulted mainly from the payments of the 401(k) match, professional fees and environmental expenses. Income tax payments during the three months ended April 4, 1999 amounted to $758,000.

     During the three months ended April 4, 1999, capital expenditures amounted to $121,000 as the Company added new and upgraded existing production capabilities and processes.

     Management believes that based on its current working capital, the expected cash flows from operations and its $1,850,000 lines of credit availability, the Company's resources are sufficient to meet its financial needs in 1999 including a remaining capital expenditures budget of approximately $475,000.

Results of Operations
---------------------

    Net sales from continuing operations for the quarter ended April 4, 1999 decreased $1,099,000 (31%) from the comparable period in 1998.
About 70% of the sales decline was due to lower sales in the import product line. Sales of domestically produced product decreased about 20% from last year. The main reason for the sales decrease in both product lines was the negative impact of the lower backlog at the beginning of 1999 compared to that in 1998. Sales in 1999 were also negatively impacted by the Company experiencing late deliveries of some of its domestically produced products. The Company has been working with and changing its supplier base to improve delivery performance.

    The backlog at the beginning of 1999 was $1.6 million or 42% lower than the backlog at the beginning of 1998. This lower backlog level mainly resulted from the 23% decrease in bookings in 1998 versus 1997. However, during the 1Q of 1999 the Company has experienced a positive change in its recent bookings trend as bookings increased 28% over the comparable period in 1998. At April 4, 1999, the backlog is 63% and 9% higher than that at December 31, 1998 and April 4, 1998, respectively.

    The gross profit percentage decreased from 23% in 1998 to 15% in 1999 mainly due to the unfavorable effect of allocating the fixed overhead expenses over the lower sales volume. Raw material costs as a percentage of sales decreased about 7% from 1998 as a result of the change in sales mix.

    Selling expenses increased $29,000 (6%) over 1998 mainly as a result of higher advertising expenses and personnel costs were partially offset by lower sales commission expenses to the Company's manufacturers' representatives.

    General and administrative expenses for the quarter ended April 4, 1999 remained constant with the 1998 level.

    Interest income increased to $93,000 in 1999 from $5,000 in the comparable 1998 period as a result of the higher cash levels in 1999 and the interest income received on the notes receivable generated by the sales of the discontinued operations. Interest expense remained constant with the 1998 amount. During the quarter ended April 5, 1998, the Company sold its real estate complex located in Delaware and realized a $386,000 pre-tax gain on the sale.

     The estimated effective income tax rate for 1999 is 33% compared to 40% in 1998. The difference in rates is mainly due to the limited state tax benefit of operating losses within a state.

    As a result of the lower sales level and gross margin in 1999 and the slight increase in operating expenses, the Company reported an operating loss of $425,000 for the quarter ended April 4, 1999 compared to a $52,000 profit during the comparable period in 1998. Nonoperating income amounted to $60,000 in 1999 compared to $347,000 of income in 1998. As a result, the Company reported a pre-tax loss from continuing operations of $365,000 during the quarter ended April 4, 1999 versus a pre-tax profit of $399,000 in 1998. Continuing operations reported a net loss of $245,000 for the quarter ended April 4, 1999 compared to earnings of $239,000 in 1998. Earnings from discontinued operations amounted to $30,000 in 1999 compared to $102,000 in 1998. In total, the Company reported a net loss of $215,000 for the quarter ended April 4, 1999 compared to net earnings of $341,000 in the comparable period of 1998.

Year 2000 Issue
---------------

The Company is continuing to monitor the Year 2000 issue. The current accounting software is in the process of being modified to be Year 2000 compliant and the Company expects these changes to be completed by the 3rd quarter 1999. Based on the responses to date, the Company's major suppliers have assured the Company that they are currently or that they will be Year 2000 compliant. The Company is continuing to review its manufacturing equipment and facility to assess and minimize Year 2000 issues. While the review is not yet complete, at this time the Company does not believe there is any major obstacle which would effect its manufacturing equipment or its facility in the Year 2000. The Company expects that the estimated costs to resolve the Company's Year 2000 issues will not exceed $75,000.

The Company does not have a formalized contingency plan if the software changes are not completed and working before 2000. The Company will continue to monitor progress on these changes and will determine during the 3rd quarter if a contingency plan is required.

The Company believes it will not experience significant operational problems as a result of the Year 2000 issue. However, the Company could experience operational problems or disruptions if third-party vendors are unable to provide their services or materials due to Year 2000 issues.


Forward-Looking Statements
--------------------------

Certain statements made herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. Factors that could cause such differences include, but are not limited to those discussed in this section and those discussed in the Company's Form 10-K for the year ended December 31, 1998 under the section "Forward Looking Statements" included under the caption "Management's Discussion and Analysis", is herein incorporated by reference.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There have been no material changes in the Company's market risk during the three months ended April 4, 1999.

The information set forth on page 5 of the 1998 Annual Report to Stockholders under the section "Quantitative and Qualitative Disclosures about Market Risk" included under the caption "Management's Discussion and Analysis" is incorporated by reference.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

           11.       Statement re Computation of Per Share Earnings
                     (Loss).  Filed herein.
           13. Annual report to security holders, Form 10-Q or 10-QSB, or quarterly report to security holders. Filed for electronic purposes only.
           27. Financial Data Schedule. Filed for electronic purposes only.

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



                                     MATEC Corporation
                                     ------------------------------------


Date: May 14, 1999                   By /s/ Ted Valpey, Jr.
                                        ---------------------------------
                                        Ted Valpey, Jr.
                                        Chairman of the Board and
                                        President



Date: May 14, 1999                  By  /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)