Form 10-Q
period 1999-07-04
MATEC CORP/DE/
filed 1999-08-13
CIK 85608

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  July 4, 1999
                                -----------------------------------------
                                   OR
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

As of August 6, 1999, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,680,048.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       July 4, 1999 and December 31, 1998 ......................     3

      Consolidated Statements of Operations - Three Months and
       Six Months Ended July 4, 1999 and July 5, 1998 ..........     4

      Consolidated Condensed Statements of Cash Flows -
       Six Months Ended July 4, 1999 and July 5, 1998 ..........     5

      Consolidated Statements of Comprehensive Income -
       Three Months and Six Months ended July 4, 1999
       and July 5, 1998 ........................................     6

      Notes to Consolidated Condensed Financial Statements .....   7-8

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations .....................  9-12

      Quantitative and Qualitative Disclosures about
       Market Risk .............................................    12

PART II. OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of Security Holders  13

      Item 6 - Exhibits and Reports on Form 8-K ................    13

Signatures .....................................................    14

                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)

                                                         7/4/99  12/31/98
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $ 3,135  $ 4,516
  Receivables, net .....................................   2,412    1,772
  Inventories ..........................................   3,458    2,793
  Deferred income taxes and other current assets .......     832    1,311
                                                         -------  -------
    Total current assets ...............................   9,837   10,392
                                                         -------  -------
Property, plant and equipment, at cost .................   8,254    7,916
  Less accumulated depreciation ........................   5,576    5,264
                                                         -------  -------
                                                           2,678    2,652
                                                         -------  -------
Marketable equity securities ...........................   3,590    3,138
Other assets ...........................................     263      320
                                                         -------  -------
                                                         $16,368  $16,502
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .................... $   996  $     -
  Accounts payable .....................................   1,618      411
  Accrued liabilities ..................................     963    1,165
  Income taxes .........................................      79      894
                                                         -------  -------
    Total current liabilities ..........................   3,656    2,470
                                                         -------  -------
Deferred income taxes ..................................   1,728    1,547
Long-term debt .........................................       -    1,993
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued and outstanding:
    2,680,848 and 2,716,948 shares .....................     134      136
  Capital surplus ......................................   4,518    4,641
  Retained earnings ....................................   4,277    3,932
  Net unrealized gain on marketable equity securities ..   2,055    1,783
                                                         -------  -------
    Total stockholders' equity ......................     10,984   10,492
                                                         -------  -------
                                                         $16,368  $16,502
                                                         =======  =======

See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
             (In thousands, except per share data) (Unaudited)

                                 Three Months Ended   Six Months Ended
                                  7/4/99    7/5/98     7/4/99    7/5/98
                                 -------   -------   --------  --------
Net sales .....................  $ 3,355   $ 3,397    $ 5,755   $ 6,896
Cost of sales .................    2,775     2,583      4,814     5,267
                                 -------   -------    -------   -------
  Gross profit ................      580       814        941     1,629

Operating expenses:
  Selling and advertising .....      557       500      1,078       992
  General and administrative ..      262       251        527       522
                                 -------   -------    -------   -------
                                     819       751      1,605     1,514

Operating profit (loss) .......     (239)       63       (664)      115

Other income (expense):
 Interest income ..............       49        45        142        50
 Interest expense .............      (51)      (51)      (102)     (102)
 Gain on sale of assets .......        -         -          -       386
 Other, net ...................       24        (2)        42         5
                                 -------   -------    -------   -------
                                      22        (8)        82       339
Earnings (loss) from continuing
 operations before income taxes     (217)       55       (582)      454
Income tax (expense) benefit ..       73       (22)       193      (182)
                                 -------   -------    -------   -------
Earnings (loss) from continuing
 operations ...................     (144)       33       (389)      272
Earnings from discontinued
 operations, net of taxes .....      705       207        735       309
                                 -------   -------    -------   -------
Net earnings ..................  $   561   $   240    $   346   $   581
                                 =======   =======    =======   =======

Basic and diluted earnings
 (loss) per share:
  Continuing operations .......    $(.05)    $ .02      $(.14)    $ .10
  Discontinued operations .....      .26       .07        .27       .11
                                   -----     -----      -----     -----
                                   $ .21     $ .09      $ .13     $ .21
                                   =====     =====      =====     =====
Weighted average shares:
  Basic .......................    2,688     2,747      2,702     2,740
  Diluted .....................    2,688     2,748      2,702     2,741

Cash dividends per share ......    $   -     $1.75      $   -     $1.75
                                   =====     =====      =====     =====


See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)
                                                      Six Months Ended
                                                      7/4/99    7/5/98
                                                    --------  --------
Cash flows from operating activities:
 Net earnings (loss) from continuing operations ...  $  (389)  $   272
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization ..................      312       268
   Deferred income taxes ..........................       40      (200)
   Gain on sale of assets .........................        -      (386)
   Other ..........................................        3         2
   Changes in operating assets and liabilities ....   (1,165)      (70)
                                                     -------   -------
Net cash (used) by operating activities               (1,199)     (114)
----------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of assets .....................        -     1,862
 Capital expenditures .............................     (339)     (314)
 Collection of note receivables ...................       65         -
 Other, net........................................       (8)       (8)
                                                     -------   -------
Net cash provided (used) by investing activities        (282)    1,540
----------------------------------------------------------------------
Cash flows from financing activities:
 Dividend paid ....................................        -    (4,827)
 Payments on long-term debt .......................   (1,000)
 Purchases of common stock ........................     (125)     (164)
 Stock options exercised ..........................        -       101
                                                     -------   -------
Net cash (used) by financing activities ...........   (1,125)   (4,890)
----------------------------------------------------------------------
Net cash provided by discontinued operations ......    1,225     6,833
----------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents  (1,381)    3,369

Cash and cash equivalents:
 Beginning of period ..............................    4,516       885
                                                     -------   -------
 End of period ....................................  $ 3,135   $ 4,254
                                                     =======   =======
Noncash investing and financing activities:
    During 1998, the Company retired all of its treasury stock. The total cost of the treasury shares of $5,527,000 reduced common stock, capital surplus and retained earnings by $56,000, $1,901,000 and $3,570,000, respectively.

    In connection with the sale of a discontinued operation in 1998, the Company recorded a $1,250,000 note receivable less a deferred gain on sale of $1,250,000.



See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
             Consolidated Statements of Comprehensive Income
                              (In thousands)
                                (Unaudited)

                                               Three Months Ended
                                                7/4/99     7/5/98
                                               -------    -------

Net earnings ................................. $   561    $   240

Other comprehensive income, net of tax:
 Unrealized gain (loss) on marketable
 equity securities, net of tax expense
 of $246 in 1999 and a tax benefit of $77
 in 1998 .....................................     369       (116)
                                               -------    -------

Comprehensive income ......................... $   930    $   124
                                               =======    =======


                                                Six Months Ended
                                                7/4/99     7/5/98
                                               -------    -------

Net earnings ................................  $   346    $   581

Other comprehensive income, net of tax:
 Unrealized gain (loss) on marketable
 equity securities, net of tax expense
 of $181 in 1999 and a tax benefit of $284
 in 1998 ....................................      272       (427)
                                               -------    -------
Comprehensive income ........................  $   618    $   154
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


2. Receivables, net:

    Receivables, net of allowances, consist of the following:

                                                    7/4/99    12/31/98
                                                  --------    --------
                                                     (in thousands)

Accounts receivable, less allowance for doubtful
 accounts of $90 and $75 ........................  $ 2,058     $ 1,649
Recoverable Federal income taxes ................      233           -
Amounts due from the sales of discontinued
  operations, less deferred gain of $ 0 and $1,250     361         428
 Less: amounts due after one year, less deferred
   gain of $ 0 and $1,175 .......................     (240)       (305)
                                                   -------     -------
 Current amounts due, less deferred gain of $ 0
   and $75 ......................................      121         123
                                                   -------     -------
                                                   $ 2,412     $ 1,772
                                                   =======     =======


3. Inventories:

    Inventories consist of the following:
                                                    7/4/99    12/31/98
                                                   -------    --------
                                                     (in thousands)

         Raw materials .......................     $ 1,752     $ 1,529
         Work in process .....................       1,377         848
         Finished goods ......................         329         416
                                                   -------     -------
                                                   $ 3,458     $ 2,793
                                                   =======     =======

4. Discontinued Operations:

    On April 15, 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. ("BCT") subsidiary. The purchase price received consisted of $7.5 million in cash, a 12% subordinated promissory note in the principal amount of $1,250,000, a 10% stock and membership interest in the acquiring entities, and assumption of certain liabilities including trade payables. On August 3, 1998, the Company sold certain assets of its Matec Instruments, Inc. ("MII") and Matec Applied Sciences, Inc. ("MASI") subsidiaries. The purchase price received consisted of approximately $605,000 in cash, a subordinated promissory note in the principal amount of $250,000, a $250,000 noninterest bearing receivable, and the assumption of certain liabilities including trade payables. As a result, the operating results of BCT, MII, and MASI have been reported as discontinued operations.

    Since the acquiring entity of BCT had significant third-party debt compared to its equity and the Company's note was subordinated to the third party debt, the Company had deferred any gain on the note and had not assigned any value to the stock portions of the sale until cash payments were received by the Company. In May 1999, the Company received $1,175,000 in cash as payment in full for the $1.2 million outstanding note receivable balance and recorded a $1,175,000 pre-tax gain on disposal of discontinued operations. In March 1999, the Company received a $50,000 note payment and recorded a $50,000 pre-tax gain on disposal of discontinued operations in the first quarter of 1999.

    Net sales of BCT, MII and MASI for the three months and six months ended July 5, 1998 amounted to $1,523,000 and $7,748,000, respectively. The earnings relating to the above discontinued operations are presented in the Consolidated Statements of Operations under the caption "Earnings from discontinued operations" and include:

                                Three Months Ended   Six Months Ended
                                 7/4/99   7/5/98      7/4/99   7/5/98
                                -------  -------     -------  -------
                                             (in thousands)

Earnings from operations (less
 applicable taxes of $ 0, $5,
 $ 0 and $73)                    $    -   $    9      $    -   $  111

Gain on sale (less applicable
 taxes of $470, $132, $490, and
 $132)                              705      198         735      198
                                 ------   ------      ------   ------
                                 $  705   $  207      $  735   $  309
                                 ======   ======      ======   ======

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
     Cash and cash equivalents decreased $1,381,000 during the six months ended July 4, 1999. During this period, the Company's continuing operations used $2,606,000 of cash while the discontinued operations generated $1,225,000 of cash.

     Operating activities used $1,199,000 of cash mainly due to a $1,165,000 net increase in working capital. Inventories increased $665,000 to support the current sales backlog and customer delivery requirements. Trade accounts receivable increased $409,000 mainly as a result of the increased sales level. The $1,207,000 increase in accounts payable is mainly due to the timing of inventory and machinery and equipment purchases. Income tax payments during the six months ended July 4, 1999 amounted to $815,000.

    During the six months ended July 4, 1999, capital expenditures amounted to $339,000 as the Company added new and increased existing production capabilities and processes.

    The Company made a $1,000,000 payment on its outstanding long-term debt during the quarter ended July 4, 1999.

    During the six months ended July 4, 1999, discontinued operations generated cash of $1,225,000 as the Company received note payments of $1,225,000 from the sale of its Bergen Cable Technologies subsidiary in 1998. This note amount had been deferred pending collection.

    Management believes that based on its current working capital, the expected cash flows from operations and its $1,850,000 lines of credit availability, the Company's resources are sufficient to meet its financial needs in 1999 including a remaining capital expenditures budget of approximately $260,000.


Results of Operations
---------------------
    Net sales from continuing operations for the quarter ended July 4, 1999 decreased 1% from the comparable quarter in 1998. The sales decrease during quarter was due to a 35% decrease in sales of imported product that was partially offset by increased sales of domestically produced products. During the six months ended July 4, 1999, the sales decrease of 17% from 1998 was mainly due to lower sales of imported products. The sales decreases of imported product during both periods resulted mainly from a lower backlog at the beginning of each period as compared to 1998 and lower bookings during both periods in 1999. The sales increase of domestically produced product during the quarter ended July 4, 1999, results from both the higher beginning backlog and increased bookings over the 1998 period. During the six months ended July 4, 1999, sales of domestically produced products declined slightly from 1998 mainly as a result of a lower beginning backlog compared to 1998. Sales in 1999 have also been negatively impacted by the Company experiencing late deliveries on some of its domestically produced products. The Company continues to work with its supplier base and to increase its manufacturing capacity to improve its delivery performance.

    The backlog at the beginning of 1999 was $1.6 million (42%) lower than the backlog at the beginning of 1998. This lower backlog level resulted from a 23% decrease in bookings in 1998 versus 1997 and negatively impacted sales during the first quarter of 1999. During the six months ended July 4, 1999, the Company has experienced a positive change in its bookings as bookings have increased 49% over 1998. At July 4, 1999, the backlog is $5.2 million, compared to $2.3 million and $2.7 million at December 31, 1998 and July 5, 1998, respectively.

    During the quarter ended July 4, 1999, the gross profit percentage was 17% compared to 24% in 1998. For the six months ended July 4, 1999, the gross profit percentage was 16% versus 24% in 1998. The lower margins in 1999 result mainly from the unfavorable effect of allocating the fixed overhead expenses over the lower sales volumes, an increased inventory obsolescence provision in 1999 and increased labor costs due to changes in product mix.

    During the quarter and six months ended July 4, 1999, selling expenses increased $57,000 (11%) and $86,000 (9%), respectively, over the comparable periods in 1998. These expense increases result mainly from higher advertising, travel and personnel costs offset in part, by lower sales commissions paid to the Company's manufacturers' representatives.

    General and administrative expenses during the quarter and six months ended July 4, 1999, remained fairly level with the 1998 levels.

    During the quarter and six months ended July 4, 1999, interest income increased $4,000 and $92,000, respectively, over the 1998 periods as a result of the higher cash levels in 1999 and the interest income received on the notes receivable generated from the sales of the discontinued operations. Interest expense remained constant with the 1998 amounts. During the six months ended July 5, 1998, the Company sold its real estate complex in Delaware and realized a $386,000 pre-tax gain on the sale.

    Other income (expense), net includes the following (in thousands):
                               Quarter Ended       Six Months Ended
                              7/4/99    7/5/98      7/4/99    7/5/98
                             -------   -------     -------   -------
Dividend income ...........  $    26   $    16     $    51   $    31
Real estate operations ....       (2)      (18)         (9)      (26)
                             -------   -------     -------   -------
                             $    24   $    (2)    $    42   $     5
                             =======   =======     =======   =======

    The reductions in the real estate operations losses are due to both a decrease in operating expenses and increased rental income.

    The estimated effective income tax rate for 1999 is 33% compared to 40% in 1998. The difference in the rates is mainly due to the limited state tax benefit of operating losses within a state.

    During the quarter ended July 4, 1999, based on the lower sales level, the decrease in gross margin and the increase in operating expenses, the Company reported an operating loss of $239,000 compared to an operating profit of $63,000 in 1998. Other income (expense), net amounted to $22,000 of income in 1999 compared to $8,000 of expense in the corresponding 1998 period. As a result, the Company reported a pre-tax loss from continuing operations of $217,000 during the quarter July 4, 1999 compared to pre-tax earnings of $55,000 in 1998. Earnings from discontinued operations during 1998 amounted to $705,000 compared to $207,000 during the comparable 1998 period. In total, the Company reported net earnings of $561,000 during the quarter ended July 4, 1999 versus $240,000 in 1998.

    As a result of the decrease in sales and gross profit, and the increase in operating expenses, the Company reported an operating loss of $664,000 for the six months ended July 4, 1999 compared to an operating profit of $115,000 during the comparable period in 1998. The six months ended July 4, 1999 includes nonoperating income of $82,000 compared to $339,000 of income in 1998 mainly as a result of the gain on sale of real estate. During the six months ended July 4, 1999, the Company reported a pre-tax loss from continuing operations of $582,000 compared to earnings of $454,000 during the 1998 period. During the six months ended July 4, 1999, earnings from discontinued operations amounted to $735,000 versus $309,000 in 1998. In total, the Company reported net earnings of $346,000 during the six months ended July 4, 1999 compared to $581,000 in 1998.


Year 2000
---------

    The Company is continuing to monitor the Year 2000 issue. The current accounting software is in the process of being modified to be Year 2000 compliant and the Company expects these changes to be completed by the end of the 3rd quarter 1999. Based on the responses to date, the Company's major suppliers have assured the Company that they are currently or that they will be Year 2000 compliant. The Company is continuing to review its manufacturing equipment and facility to assess and minimize Year 2000 issues. At this time, the Company does not believe there is any major obstacle that would effect its manufacturing equipment or its facility in the Year 2000. The Company expects that the estimated costs to resolve the Company's Year 2000 issues will not exceed $75,000.

    The Company does not have a formalized contingency plan if the software changes are not completed and working before 2000. The Company will continue to monitor progress on these changes and will determine by the end of the 3rd quarter if a contingency plan is required.

    The Company believes that it will not experience significant operational problems as a result of the Year 2000 issue. However, the Company could experience operational problems or disruptions if third-party vendors are unable to provide their services or materials due to Year 2000 issues.

Forward-Looking Statements
--------------------------

    Certain statements made herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. Factors that could cause such differences include, but are not limited to those discussed in this section and those discussed in the Company's Form 10-K for the year ended December 31, 1998 under the section "Forward-Looking Statements" included under the caption "Management's Discussion and Analysis", is herein incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

    There have been no material changes in the Company's market risk during the six months ended July 4, 1999.

    The information set forth on page 5 of the 1998 Annual Report to Stockholders under the section "Qualitative and Quantitative Disclosures about Market Risk" included under the caption "Management's Discussion and Analysis" is incorporated by reference.

                       PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Special in Lieu of Annual Meeting of Stockholders was held on May 13, 1999. Listed below are the matters submitted to stockholders and the results of the stockholder votes.

         (i) Election of six directors:

                   Nominee                   "For"       "Withheld"
         ---------------------------       ---------     ----------
         Eli Fleisher                      2,107,553        401,636
         Lawrence Holsborg                 2,109,204        399,985
         John J. McArdle III               2,109,053        400,136
         Robert W. Muir, Jr.               2,109,904        399,285
         Joseph W. Tiberio                 2,109,299        399,890
         Ted Valpey, Jr.                   2,108,903        400,286

         (ii)  To approve the Company's 1999 Stock Option Plan:

          "For"                            2,043,842
          "Against"                          444,195
          "Abstain"                           21,152


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



                                             MATEC Corporation
                                     ------------------------------------


Date: August 13, 1999                By /s/ Ted Valpey, Jr.
                                        ---------------------------------
                                        Ted Valpey, Jr.
                                        Chairman of the Board and
                                        President


Date: August 13, 1999                By /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer