Form 10-Q
period 1999-10-03
MATEC CORP/DE/
filed 1999-11-10
CIK 85608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  October 3, 1999
                                -----------------------------------------
                                   OR
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

As of November 9, 1999, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,651,348.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       October 3, 1999 and December 31, 1998 ...................     3

      Consolidated Statements of Operations - Three Months and
       Nine Months Ended October 3, 1999 and October 4, 1998 ...     4

      Consolidated Condensed Statements of Cash Flows -
       Nine Months Ended October 3, 1999 and October 4, 1998 ...     5

      Consolidated Statements of Comprehensive Income -
       Three Months and Nine Months ended October 3, 1999
       and October 4, 1998 .....................................     6

      Notes to Consolidated Condensed Financial Statements .....   7-8

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations .....................  9-12

      Quantitative and Qualitative Disclosures about
       Market Risk .............................................    12

PART II. OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K ................    13

Signatures .....................................................    14

                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)

                                                        10/3/99  12/31/98
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $ 2,598  $ 4,516
  Receivables, net .....................................   2,716    1,772
  Inventories ..........................................   3,242    2,793
  Deferred income taxes and other current assets .......     712    1,311
                                                         -------  -------
    Total current assets ...............................   9,268   10,392
                                                         -------  -------
Property, plant and equipment, at cost .................   8,340    7,916
  Less accumulated depreciation ........................   5,719    5,264
                                                         -------  -------
                                                           2,621    2,652
                                                         -------  -------
Marketable equity securities ...........................   3,428    3,138
Other assets ...........................................     364      320
                                                         -------  -------
                                                         $15,681  $16,502
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .................... $   997  $     -
  Accounts payable .....................................     913      411
  Accrued liabilities ..................................   1,006    1,165
  Income taxes .........................................      76      894
                                                         -------  -------
    Total current liabilities ..........................   2,992    2,470
                                                         -------  -------
Deferred income taxes ..................................   1,663    1,547
Long-term debt .........................................       -    1,993
Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued and outstanding:
    2,653,948 and 2,716,948 shares .....................     133      136
  Capital surplus ......................................   4,417    4,641
  Retained earnings ....................................   4,518    3,932
  Net unrealized gain on marketable equity securities ..   1,958    1,783
                                                         -------  -------
    Total stockholders' equity ......................     11,026   10,492
                                                         -------  -------
                                                         $15,681  $16,502
                                                         =======  =======

See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
             (In thousands, except per share data) (Unaudited)

                                 Three Months Ended   Nine Months Ended
                                 10/3/99   10/4/98    10/3/99   10/4/98
                                 -------   -------   --------  --------
Net sales .....................  $ 3,974   $ 2,580    $ 9,729   $ 9,476
Cost of sales .................    2,975     2,071      7,789     7,338
                                 -------   -------    -------   -------
  Gross profit ................      999       509      1,940     2,138

Operating expenses:
  Selling and advertising .....      534       511      1,612     1,503
  General and administrative ..      247       277        774       799
                                 -------   -------    -------   -------
                                     781       788      2,386     2,302

Operating profit (loss) .......      218      (279)      (446)     (164)

Other income (expense):
 Interest income ..............       36        42        178        92
 Interest expense .............      (26)      (51)      (128)     (153)
 Gain on sale of assets .......        -         -          -       386
 Other, net ...................       27        18         69        23
                                 -------   -------    -------   -------
                                      37         9        119       348
Earnings (loss) from continuing
 operations before income taxes      255      (270)      (327)      184
Income tax (expense) benefit ..      (89)      113        104       (69)
                                 -------   -------    -------   -------
Earnings (loss) from continuing
 operations ...................      166      (157)      (223)      115
Earnings from discontinued
 operations, net of taxes .....       74       251        809       560
                                 -------   -------    -------   -------
Net earnings ..................  $   240   $    94    $   586   $   675
                                 =======   =======    =======   =======

Basic and diluted earnings
 (loss) per share:
  Continuing operations .......    $ .06     $(.06)     $(.08)    $ .04
  Discontinued operations .....      .03       .09        .30       .21
                                   -----     -----      -----     -----
                                   $ .09     $ .03      $ .22     $ .25
                                   =====     =====      =====     =====
Weighted average shares:
  Basic .......................    2,670     2,717      2,692     2,733
  Diluted .....................    2,765     2,717      2,692     2,734

Cash dividends per share ......    $   -     $   -      $   -     $1.75
                                   =====     =====      =====     =====


See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)
                                                     Nine Months Ended
                                                     10/3/99   10/4/98
                                                    --------  --------
Cash flows from operating activities:
 Net earnings (loss) from continuing operations ...  $  (223)  $   115
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization ..................      455       424
   Deferred income taxes ..........................       66      (175)
   Gain on sale of assets .........................        -      (386)
   Other ..........................................        4         3
   Changes in operating assets and liabilities ....   (1,874)      (80)
                                                     -------   -------
Net cash (used) by operating activities               (1,572)      (99)
----------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of assets .....................        -     1,862
 Capital expenditures .............................     (424)     (538)
 Collection of note receivables ...................       88        10
 Other, net........................................       (8)       (8)
                                                     -------   -------
Net cash provided (used) by investing activities        (344)    1,326
----------------------------------------------------------------------
Cash flows from financing activities:
 Dividend paid ....................................        -    (4,827)
 Payments on long-term debt .......................   (1,000)        -
 Purchases of common stock ........................     (227)     (164)
 Stock options exercised ..........................        -       101
                                                     -------   -------
Net cash (used) by financing activities ...........   (1,227)   (4,890)
----------------------------------------------------------------------
Net cash provided by discontinued operations ......    1,225     7,256
----------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents  (1,918)    3,593

Cash and cash equivalents:
 Beginning of period ..............................    4,516       885
                                                     -------   -------
 End of period ....................................  $ 2,598   $ 4,478
                                                     =======   =======
Noncash investing and financing activities:
    During 1998, the Company retired all of its treasury stock. The total cost of the treasury shares of $5,527,000 reduced common stock, capital surplus and retained earnings by $56,000, $1,901,000 and $3,570,000, respectively.

    In connection with the sale of a discontinued operation in 1998, the Company recognized a $124,000 investment in common stock in 1999 and a $1,250,000 note receivable less a deferred gain on sale of $1,250,000 in 1998.


See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
             Consolidated Statements of Comprehensive Income
                              (In thousands)
                                (Unaudited)

                                               Three Months Ended
                                               10/3/99    10/4/98
                                               -------    -------

Net earnings ................................. $   240    $    94

Other comprehensive income, net of tax:
 Unrealized (loss) on marketable
 equity securities, net of a tax benefit
 of $66 in 1999 and $332 in 1998 .............     (97)      (497)
                                               -------    -------

Comprehensive income ......................... $   143    $  (403)
                                               =======    =======


                                                Nine Months Ended
                                               10/3/99    10/4/98
                                               -------    -------

Net earnings ................................  $   586    $   675

Other comprehensive income, net of tax:
 Unrealized gain (loss) on marketable
 equity securities, net of tax expense
 of $115 in 1999 and a tax benefit of $616
 in 1998 ....................................      175       (924)
                                               -------    -------
Comprehensive income ........................  $   761    $  (249)
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


2. Receivables, net:

    Receivables, net of allowances, consist of the following:

                                                   10/3/99    12/31/98
                                                  --------    --------
                                                     (in thousands)

Accounts receivable, less allowance for doubtful
 accounts of $90 and $75 ........................  $ 2,425     $ 1,649
Recoverable Federal income taxes ................      169           -
Amounts due from the sales of discontinued
  operations, less deferred gain of $ 0 and $1,250     339         428
 Less: amounts due after one year, less deferred
   gain of $ 0 and $1,175 .......................     (217)       (305)
                                                   -------     -------
 Current amounts due, less deferred gain of $ 0
   and $75 ......................................      122         123
                                                   -------     -------
                                                   $ 2,716     $ 1,772
                                                   =======     =======


3. Inventories:

    Inventories consist of the following:
                                                   10/3/99    12/31/98
                                                   -------    --------
                                                     (in thousands)

         Raw materials .......................     $ 2,025     $ 1,529
         Work in process .....................         870         848
         Finished goods ......................         347         416
                                                   -------     -------
                                                   $ 3,242     $ 2,793
                                                   =======     =======

4. Discontinued Operations:

    On April 15, 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. ("BCT") subsidiary. The purchase price received consisted of $7.5 million in cash, a 12% subordinated promissory note in the principal amount of $1,250,000, common stock in the acquiring entity, representing a 10% interest on a fully diluted basis, and assumption of certain liabilities including trade payables. On August 3, 1998, the Company sold certain assets of its Matec Instruments, Inc. ("MII") and Matec Applied Sciences, Inc. ("MASI") subsidiaries. The purchase price received consisted of approximately $605,000 in cash, a subordinated promissory note in the principal amount of $250,000, a $250,000 noninterest bearing receivable, and the assumption of certain liabilities including trade payables. As a result, the operating results of BCT, MII, and MASI have been reported as discontinued operations.

    Since the acquiring entity of BCT had significant third-party debt compared to its equity and the Company's note was subordinated to the third party debt, the Company had deferred any gain on the note and stock interest and had not assigned any value to the common stock portion of the sale until cash payments were received by the Company in 1999. After full payment of the note receivable balance, in the quarter ended October 3, 1999, the Company recognized the fair value of the common stock received of $124,000 and the corresponding pre-tax gain on the disposal of discontinued operations. In the second quarter of 1999, the Company received $1,175,000 in cash as payment in full for the $1.2 million outstanding note receivable balance and recorded a $1,175,000 pre-tax gain on disposal of discontinued operations. In the first quarter of 1999, the Company received a $50,000 note payment and recorded a $50,000 pre-tax gain on disposal of discontinued operations.

    Net sales of BCT, MII and MASI for the three months and nine months ended October 4, 1998 amounted to $246,000 and $6,994,000, respectively. The earnings relating to the above discontinued operations are presented in the Consolidated Statements of Operations under the caption "Earnings from discontinued operations" and include:

                                Three Months Ended   Nine Months Ended
                                10/3/99  10/4/98     10/3/99  10/4/98
                                -------  -------     -------  -------
                                             (in thousands)

Earnings from operations (less
 applicable taxes of $ 0, $(8)
 $ 0 and $65)                    $    -   $   (5)     $    -   $  106

Gain on sale (less applicable
 taxes of $50, $146, $540, and
 $278)                               74      256         809      454
                                 ------   ------      ------   ------
                                 $   74   $  251      $  809   $  560
                                 ======   ======      ======   ======

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
     Cash and cash equivalents decreased $1,918,000 during the nine months ended October 4, 1999. During this period, the Company's continuing operations used $3,143,000 of cash while the discontinued operations generated $1,225,000 of cash.

     Operating activities used $1,572,000 of cash mainly due to a $1,874,000 net increase in working capital. Trade accounts receivable increased $776,000 mainly as a result of the increased sales level. Inventories increased $449,000 to support the current sales backlog and customer delivery requirements. The $502,000 increase in accounts payable is mainly due to the timing of inventory and machinery and equipment purchases. Income tax payments during the nine months ended October 3, 1999 amounted to $818,000.

    During the nine months ended October 3, 1999, capital expenditures amounted to $424,000 as the Company added new and increased existing production capabilities and processes.

    The Company made a $1,000,000 payment on its outstanding long-term debt during the nine months ended October 3, 1999.

    During the nine months ended October 3, 1999, discontinued operations generated cash of $1,225,000 as the Company received note payments of $1,225,000 from the sale of its Bergen Cable Technologies subsidiary in 1998. This note amount had been deferred pending collection.

    Management believes that based on its current working capital, the expected cash flows from operations and its $1,850,000 lines of credit availability, the Company's resources are sufficient to meet its financial needs in 1999 including a remaining capital expenditures budget of approximately $176,000.


Results of Operations
---------------------
    Net sales from continuing operations for the quarter ended October 3, 1999 increased $1,394,000 or 54% over the comparable quarter in 1998. This sales increase was mainly due to the increased sales of domestically produced products. During the nine months ended October 3, 1999, net sales increased $253,000 or 3% over 1998. This sales increase results mainly from a 26% increase in sales of domestically produced products offset in part by a 34% decrease in sales of imported products. The sales increase of domestically produced products during the quarter ended October 3, 1999 results mainly from a higher beginning backlog compared to the 1998 quarter. On a year-to-date basis, the 1999 sales increase of domestically produced products is mainly due to the higher sales booking level in 1999 compared to 1998. The sales decrease of imported product on a year-to-date basis results mainly from a lower beginning backlog. While 1999 sales of domestically produced products are 26% higher than the 1998 levels, sales in 1999 have been negatively impacted by the Company experiencing late deliveries on some of its domestically produced products. The Company continues to work with its supplier base and to increase its manufacturing capacity to improve its delivery performance.

    The backlog at the beginning of 1999 was $1.6 million (42%) lower than the backlog at the beginning of 1998. This lower backlog level resulted from a 23% decrease in bookings in 1998 versus 1997 and negatively impacted sales during the first quarter of 1999. During the nine months ended October 3, 1999, the Company's bookings have increased 50% over the comparable period in 1998. At October 3, 1999, the backlog is $4.7 million, compared to $2.3 million and $2.5 million at December 31, 1998 and October 4, 1998, respectively.

    During the quarter ended October 3, 1999, the gross profit percentage was 25% compared to 20% in 1998. For the nine months ended October 3, 1999, the gross profit percentage was 20% versus 23% in 1998. The higher margin during the 1999 quarter results mainly from the favorable effect of allocating the fixed overhead expenses over the increased sales volumes. The 1999 lower gross margin on a year-to-date basis is mainly due to an increased inventory obsolescence provision and increased labor costs due to changes in product mix.

    During the quarter ended October 3, 1999, selling expenses increased $23,000 (5%) over the comparable quarter in 1998. Higher sales commission expense to the Company's manufacturers' representatives, partially offset by lower personnel expenses due to a reduction in employees, were the main reasons for this expense increase. During the nine months ended October 3, 1999, selling expenses increased $109,000 (7%) over the comparable period in 1998. Higher advertising, travel and entertainment expenses, offset in part by lower sales commissions expense to the Company's manufacturers' representatives, were the primary reasons for the expense increase.

    General and administrative expenses during the quarter and nine months ended October 3, 1999, decreased slightly from the 1998 levels.

    During the quarter ended October 3, 1999, interest income decreased $6,000 from the 1998 comparable period as a result of the lower cash levels in 1999 offset in part by increased interest income received on the notes receivable generated from the sales of the discontinued operations. For the nine months ended October 3, 1999, interest income increased $86,000 over 1998 mainly due to the interest income received on the notes receivable generated from the sales of discontinued operations. Interest expense decreased $25,000 during both the three months and nine months ended October 3, 1999 as a result of the Company paying off $1 million of debt on July 2, 1999. During the nine months ended October 4, 1998, the Company sold its real estate complex in Delaware and realized a $386,000 pre-tax gain on the sale.

    Other income (expense), net includes the following (in thousands):
                               Quarter Ended       Nine Months Ended
                             10/3/99   10/4/98     10/3/99   10/4/98
                             -------   -------     -------   -------
Dividend income ...........  $    32   $    26     $    83   $    57
Real estate operations ....       (5)       (8)        (14)      (34)
                             -------   -------     -------   -------
                             $    27   $    18     $    69   $    23
                             =======   =======     =======   =======

    The reductions in the real estate operations losses are due mainly to increased rental income.

    The estimated effective income tax rate for 1999 is 32% compared to 38% in 1998. The difference in the rates is mainly due to the limited state tax benefit of operating losses within a state.

    During the quarter ended October 3, 1999, based on the increased sales level, the increase in gross margin and the decrease in operating expenses, the Company reported an operating profit of $218,000 compared to an operating loss of $279,000 in 1998. Other income (expense), net amounted to $37,000 of income in 1999 compared to $9,000 of income in the corresponding 1998 period. As a result, the Company reported pre-tax earnings from continuing operations of $255,000 during the quarter October 3, 1999 compared to a pre-tax loss of $270,000 in 1998. Earnings from discontinued operations during 1999 amounted to $74,000 compared to $251,000 during the comparable 1998 period. In total, the Company reported net earnings of $240,000 during the quarter ended October 3, 1999 versus $94,000 in 1998.

    As a result of the decrease in gross profit and the increase in operating expenses, the Company reported an operating loss of $446,000 during the nine months ended October 3, 1999 compared to an operating loss of $164,000 during the comparable period in 1998. The nine months ended October 3, 1999 includes nonoperating income of $119,000 compared to $348,000 of income in 1998 mainly as a result of the gain on sale of real estate. During the nine months ended October 3, 1999, the Company reported a pre-tax loss from continuing operations of $327,000 compared to earnings of $184,000 during the 1998 period. During the nine months ended October 3, 1999, earnings from discontinued operations amounted to $809,000 versus $560,000 in 1998. In total, the Company reported net earnings of $586,000 during the nine months ended October 3, 1999 compared to $675,000 in 1998.


Year 2000
---------

    The Company is continuing to monitor the Year 2000 issue. The changes to the current accounting software to be Year 2000 compliant have recently been substantially completed. The Company will be testing the modifications during November. Based on the responses to date, the Company's major suppliers have assured the Company that they are currently or that they will be Year 2000 compliant. The Company is continuing to review its manufacturing equipment and facility to assess and minimize Year 2000 issues. At this time, the Company does not believe there is any major obstacle that would effect its manufacturing equipment or its facility in the Year 2000. The Company expects that the estimated costs to resolve the Company's Year 2000 issues will not exceed $75,000.

    The Company does not have a formalized contingency plan if the completed software changes do not work before 2000. The Company will be testing these changes during November and will determine by the end of November if a contingency plan is required.

    The Company believes that it will not experience significant operational problems as a result of the Year 2000 issue. However, the Company could experience operational problems or disruptions if third-party vendors are unable to provide their services or materials due to Year 2000 issues.


Forward-Looking Statements
--------------------------

    Certain statements made herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. Factors that could cause such differences include, but are not limited to those discussed in this section and those discussed on page 5 in the Company's 1998 Annual Report to Stockholders under the section "Forward-Looking Statements" included under the caption "Management's Discussion and Analysis", is herein incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

    There have been no material changes in the Company's market risk during the nine months ended October 3, 1999.

    The information set forth on pages 4 and 5 of the 1998 Annual Report to Stockholders under the section "Qualitative and Quantitative
Disclosures about Market Risk" included under the caption "Management's Discussion and Analysis" is incorporated by reference.

                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

           3.1 Amendment to Article III, Section 1 of the By-Laws effective September 10, 1999. Filed herein.

           3.2 Amendment to Article III, Section 1 of the By-Laws effective October 28, 1999. Filed herein.

           3.3   By-Laws effective October 28, 1999.  Filed herein.

          11. Statement re Computation of Per Share Earnings. Filed herein.

          13. Pages 4 and 5 of the 1998 Annual Report to Stockholders Filed for electronic purposes only.

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



                                             MATEC Corporation
                                     ------------------------------------


Date: November 10, 1999              By /s/ Ted Valpey, Jr.
                                        ---------------------------------
                                        Ted Valpey, Jr.,
                                        Chairman of the Board and
                                        President


Date: November 10, 1999              By /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer