Form 10-K
period 1999-12-31
MATEC CORP/DE/
filed 2000-03-29
CIK 85608

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                             FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                          -----------------
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

Aggregate market value of voting stock held by non-affiliates: $10,286,975 (computed by reference to the last sales price of such common stock on March 27, 2000 as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 27, 2000: 2,739,148

Documents incorporated by reference:
  Annual Report to Stockholders for the year ended December 31, 1999:
   Parts I, II and IV
  Proxy Statement for the 2000 annual meeting of stockholders: Part III

                                 PART I


Item 1.  Business
-----------------

General
-------

    MATEC Corporation ("MATEC" or "Registrant") is incorporated under the laws of Maryland. As used herein the term "Company" refers to MATEC and its subsidiaries.

    The Company's current business is conducted through its Valpey-Fisher Corporation ("Valpey") subsidiary. In addition, the Company has a real estate complex located in Northborough, Massachusetts which is operated by its wholly owned subsidiary, MEKontrol, Inc.

Financial Information about Industry Segments
---------------------------------------------

    The Company operates in one business segment. Information about export sales is set forth in Note 13 of the Notes to Consolidated
Financial Statements in the 1999 Annual Report to Stockholders, which
Note is incorporated by reference.


Narrative Description of Business
---------------------------------

    Valpey is involved in the design, production, import, and sale of quartz crystals and oscillators, ultrasonic transducers and a wide variety of piezoelectric and high-precision optical components.

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

    Markets for Valpey's products include computers and computer peripheral equipment, internet, networking, PCS (personal communications services), satcom, telecommunications, telemetry, and wireless.

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


  Raw Materials
  -------------
    Quartz crystal bases, ceramic packages and ICs are the principal raw materials and are available from a number of domestic and foreign suppliers. Since the fourth quarter of 1999, the lead times for the delivery of certain raw materials has increased significantly over prior lead times due to the worldwide demand for these products. Production has not yet been signficantly affected. However, in order to meet future customer delivery requirements, Valpey may be required to change some of its inventory purchasing practices (ie stocking higher inventory levels) to compensate for the long delivery lead times.

    Valpey imports sub-assemblies and completed products from various Far East (including China, Japan, South Korea, Philippines, and Taiwan) suppliers for use in its domestically manufactured product and for resale to its customers.

    In order to eliminate the effects of currency fluctuations, Valpey currently purchases the product in U.S. dollars. However, Valpey is subject to the inherent risks involved in international trade such as political instability and restrictive trade policies.

  Customers
  ---------
    No customer accounted for more than 10% of Valpey's net sales in 1999 and 1998. During 1997, one customer accounted for 12% of net sales. Approximately 27% of Valpey's sales in 1999 were made to its five largest customers, compared to 26% in 1998 and 32% in 1997.

  Backlog
  -------
    Valpey's backlog of firm orders was $6,404,000 at December 31, 1999 and $2,294,000 at December 31, 1998. Valpey expects to ship all of the December 31, 1999 backlog during 2000.

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

    As a result of the sale of its Bergen Cable subsidiary in 1998, the Company is performing environmental clean up at that site. See Note 8 of the Notes to Consolidated Financial Statements in the 1999 Annual Report to Stockholders, which Note is incorporated by reference.


  Employees
  ---------
    At December 31, 1999, the Company employed 101 full-time and 8 part-time employees. No employees of the Company are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.


Foreign and Domestic Operations and Export Sales
------------------------------------------------
    The Company's has no foreign operations. Financial information about export sales is set forth in Note 13 of the Notes to Consolidated Financial Statements in the 1999 Annual Report to Stockholders, which
Note is incorporated by reference.

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


Executive Officers of the Registrant
------------------------------------
    The names, ages and offices of the executive officers of the Company are as follows:

       Name            Age                  Office
       ----            ---                  ------
 Ted Valpey, Jr.        67    President and Chief Executive Officer
 Michael Deery          54    President and Chief Operating Officer -
                               Valpey Fisher Corporation
 Michael J. Kroll       51    Vice President and Treasurer

    The term of office for each officer of the Registrant is until the first meeting of the Board of Directors following the Annual Meeting of Stockholders and until a successor is chosen and qualified.

    Mr. Valpey has been President and Chief Executive Officer of the Registrant since April 28, 1997. He has been Chairman of the
Corporation since 1982.

    Mr. Deery has been President and Chief Operating Officer of Valpey Fisher Corporation since September 1999. He was Vice President of International Manufacturing of Tambrands, Inc., a manufacturer of health care products, from prior to 1995 to 1998.

    Mr. Kroll has been Vice President and Treasurer of the Registrant since 1982.

                               PART II

Item 5.  Market for the Registrant's Common Equity and Related
-------  ----------------------------------------------------
         Stockholder Matters
         -------------------

    The information set forth on the inside front cover of the 1999 Annual Report to Stockholders under the caption "Common Stock
Information" is incorporated by reference.


Item 6.  Selected Financial Data
-------  -----------------------

    The information set forth on page 3 of the 1999 Annual Report to Stockholders under the caption "Five Year Financial Summary" is incorporated by reference.


Item 7.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

    The information set forth on pages 3 through 5 of the 1999 Annual Report to Stockholders under the caption "Management's Discussion and Analysis" is incorporated by reference.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

    The information set forth on page 5 of the 1999 Annual Report to Stockholders under the section "Quantitative and Qualitative
Disclosures about Market Risk" included under the caption "Management's Discussion and Analysis" is incorporated by reference.


Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

    The information contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Independent
Auditors' Report appearing on pages 6 through the inside back cover of the 1999 Annual Report to Stockholders is incorporated by reference.


Item 9.  Changes In and Disagreements with Accountants on Accounting
-------  -----------------------------------------------------------
         and Financial Disclosure
         ------------------------

    Not applicable.

                               PART III


    The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in
Part I above under the caption "Executive Officers of the Registrant".

                               PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  -------------------------------------------------------
          Form 8-K
          --------

(a) 1. The following Consolidated Financial Statements are incorporated by reference from the indicated pages of the 1999 Annual Report to Stockholders:

                                                 Page Number(s) in
                                                   Annual Report
     Consolidated Balance Sheets,
      December 31, 1999 and 1998 ....................         6

     Consolidated Statements of Operations
      for the Years Ended December 31, 1999,
      1998 and 1997 .................................         7

     Consolidated Statements of Cash Flows
      for the Years Ended December 31, 1999,
      1998 and 1997 .................................         8

     Consolidated Statements of Stockholders' Equity
      for the Years Ended December 31, 1999,
      1998 and 1997 .................................         9

     Consolidated Statements of Comprehensive Income
      (Loss) for the Years Ended December 31, 1999,
      1998 and 1997 .................................         9

     Notes to Consolidated Financial Statements .....     10-16

     Independent Auditors' Report ................... Inside back cover

(a)  2.  The following schedule to the Consolidated Financial
     Statements and the Independent Auditors' Report on Schedule are filed as part of this report.

                                                       Page Number
                                                       -----------

     Independent Auditors' Report ......................      12
     Schedule II - Valuation Reserves ..................      13

     All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) 3. The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index on page 14, are as follows:

     Exhibit No.                      Description
     -----------      ---------------------------------------------

       2.             Agreement of Merger and Recapitalization
       3.1            Articles of Incorporation
       3.3            By-Laws
       4.2            Common Stock Purchase Warrant
      10.1    *       1992 Stock Option Plan
      10.2    *       1999 Stock Option Plan
      11.             Calculation of Earnings Per Share
      13.             1999 Annual Report to Stockholders
      21.             Subsidiaries of the Registrant
      23.             Independent Auditors' Consent
      27.             Financial Data Schedule

      * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

(b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of its year ended December 31, 1999.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       MATEC Corporation

Date:  March 29, 2000                  By:/s/ Ted Valpey, Jr.
                                          -------------------
                                          Ted Valpey, Jr.
                                          President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                      Title                     Date
    ---------                      -----                     ----
/s/ Ted Valpey, Jr.       President, Chief Executive     March 29, 2000
------------------------  Officer, Chairman of the Board
Ted Valpey, Jr.           and Director

/s/ Michael J. Kroll     Vice President and Treasurer
------------------------  (Principal Financial Officer   March 29, 2000
Michael J. Kroll           and Principal Accounting
                           Officer)

/s/ Michael Deery         Director                       March 29, 2000
------------------------
Michael Deery

/s/ Eli Fleisher          Director                       March 29, 2000
------------------------
Eli Fleisher

/s/ Lawrence Holsborg     Director                       March 29, 2000
------------------------
Lawrence Holsborg

/s/ Michael P. Martinich  Director                       March 29, 2000
-------------------------
Michael P. Martinich

/s/ John J. McArdle III   Director                       March 29, 2000
------------------------
John J. McArdle III

/s/ Robert W. Muir, Jr.   Director                       March 29, 2000
------------------------
Robert W. Muir, Jr.

/s/ Joseph W. Tiberio     Director                       March 29, 2000
------------------------
Joseph W. Tiberio
                                   -11-

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
MATEC Corporation
Hopkinton, Massachusetts

We have audited the consolidated financial statements of MATEC Corporation and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 10, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of MATEC Corporation and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP

Boston, Massachusetts
March 10, 2000

                  MATEC Corporation and Subsidiaries
                  ----------------------------------

            Schedule II - Valuation and Qualifying Accounts
            -----------------------------------------------

                                     Additions
                      Balance at     Charged to                     Balance
                      Beginning      Costs and                      at End
  Description         of Period      Expenses      Deductions      of Period
  -----------         ----------     ----------    ----------     ----------

Allowance for
 Doubtful Accounts:

Year Ended
 December 31, 1999     $  75,000      $  28,800     $ (10,800)(A)  $  93,000
                       =========      =========     =========      =========

 December 31, 1998     $  45,000      $  18,002     $ (11,998)(A)  $  75,000
                       =========      =========     =========      =========

 December 31, 1997     $  35,000      $  (6,915)    $ (16,915)(A)  $  45,000
                       =========      =========     =========      =========


Inventory Reserve:

Year Ended:
 December 31, 1999    $1,212,000      $ 448,000     $(280,000)(B) $1,380,000
                      ==========      =========     =========     ==========

 December 31, 1998    $  857,000      $ 419,730     $ (64,730)(B) $1,212,000
                      ==========      =========     =========     ==========

 December 31, 1997    $  780,000      $ 123,667     $ (46,667)(B) $  857,000
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

 3.1 Articles of Incorporation (incorporated by reference to Exhibit B to the Proxy Statement of Registrant for its Special In Lieu of Annual Meeting of Stockholders held on June 18, 1998).

 3.3        By-Laws (incorporated by reference to Exhibit 3.3 to
            Registrant's Form 10-Q for the quarterly period ended
            October 3, 1999).

 4.2 Common Stock Purchase Warrant dated April 12, 1995 between the Registrant and Massachusetts Capital Resource Company (incorporated by reference to Exhibit 4.(a) on Registrant's Form 10-Q for the quarterly period ended July 2, 1995).

10.1        1992 Stock Option Plan (incorporated by reference to
            Exhibit 10.(a) on Registrant's Form 10-K for the year ended December 31, 1997).

10.2        1999 Stock Option Plan (incorporated by reference to
            Exhibit A to the Proxy Statement of Registrant for its Special In Lieu of Annual Meeting of Stockholders held on May 13, 1999).

11.         Calculation of Earnings Per Share.  Filed herewith.

13. Portions of the 1999 Annual Report to Stockholders. Filed herewith.

21.         Subsidiaries of the Registrant.  Filed herewith.

23.         Independent Auditors' Consent.  Filed herewith.

27. Financial Data Schedule. Filed for electronic purposes only.