Form 10-Q
period 2000-04-02
MATEC CORP/DE/
filed 2000-05-02
CIK 85608

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  April 2, 2000
                                -----------------------------------------
                                   OR
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

As of May 2, 2000, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,739,148.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       April 2, 2000 and December 31, 1999 .....................     3

      Consolidated Statements of Operations -
       Three Months Ended April 2, 2000 and April 4, 1999 ......     4

      Consolidated Condensed Statements of Cash Flows -
       Three Months Ended April 2, 2000 and April 4, 1999 ......     5

      Consolidated Statements of Comprehensive Income -
       Three Months Ended April 2, 2000 and April 4, 1999 ......     6

      Notes to Consolidated Condensed Financial Statements .....   7-9

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations ..................... 10-12

      Quantitative and Qualitative Disclosures about
       Market Risk .............................................    12

PART II. OTHER INFORMATION

      Item 2 - Changes in Securities and Use of Proceeds .......    13

      Item 6 - Exhibits and Reports on Form 8-K ................    13

Signatures .....................................................    14

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)

                                                          4/2/00 12/31/99
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $ 3,158  $ 3,118
  Receivables, net .....................................   3,417    3,097
  Inventories ..........................................   3,581    3,330
  Deferred income taxes and other current assets .......     994      811
                                                         -------  -------
    Total current assets ...............................  11,150   10,356
                                                         -------  -------
Property, plant and equipment, at cost .................   8,790    8,619
  Less accumulated depreciation ........................   5,974    5,819
                                                         -------  -------
                                                           2,816    2,800
                                                         -------  -------
Marketable equity securities ...........................   2,943    3,073
Other assets ...........................................     175      303
                                                         -------  -------
                                                         $17,084  $16,532
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .................... $     -  $   998
  Accounts payable .....................................   1,548    1,317
  Accrued liabilities ..................................   1,416    1,064
  Income taxes .........................................     894      547
                                                         -------  -------
    Total current liabilities ..........................   3,858    3,926
                                                         -------  -------
Deferred income taxes ..................................   1,363    1,429

Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued and outstanding:
    2,739,148 and 2,650,148 shares .....................     137      132
  Capital surplus ......................................   4,794    4,527
  Retained earnings ....................................   5,265    4,774
  Accumulated other comprehensive income ...............   1,667    1,744
                                                         -------  -------
    Total stockholders' equity ......................     11,863   11,177
                                                         -------  -------
                                                         $17,084  $16,532
                                                         =======  =======

See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
                   (In thousands, except per share data)
                                (Unaudited)

                                             Three Months Ended
                                              4/2/00    4/4/99
                                             -------   -------
Net sales ................................   $ 5,426   $ 2,400
Cost of sales ............................     3,802     2,039
                                             -------   -------
  Gross profit ...........................     1,624       361

Operating expenses:
  Selling and advertising ................       622       521
  General and administrative .............       411       265
                                             -------   -------
                                               1,033       786

Operating profit (loss) ..................       591      (425)

Other income (expense):
 Interest income .........................        45        93
 Interest expense ........................        (9)      (51)
 Gain on sale of investment ..............     1,226         -
 Other, net ..............................        28        18
                                             -------   -------
                                               1,290        60
Earnings (loss) from continuing
 operations before income taxes ..........     1,881      (365)
Income tax (expense) benefit .............      (752)      120
                                             -------   -------
Earnings (loss) from continuing operations     1,129      (245)
Earnings (loss) from discontinued operations     (90)       30
                                             -------   -------
Net earnings (loss) ......................   $ 1,039   $  (215)
                                             =======   =======

Basic earnings (loss) per share:
 Continuing operations ...................    $  .41    $ (.09)
 Discontinued operations .................      (.03)      .01
                                              ------    ------
                                              $  .38    $ (.08)
                                              ======    ======
Diluted earnings (loss) per share:
 Continuing operations ...................    $  .40    $ (.09)
 Discontinued operations .................      (.03)      .01
                                              ------    ------
                                              $  .37    $ (.08)
                                              ======    ======
Weighted average shares, basic ...........     2,714     2,716
                                               =====     =====
Weighted average shares, diluted .........     2,835     2,716
                                               =====     =====
Cash dividends per share ................      $ .20     $   -
                                               =====     =====
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Three Months Ended
                                                      4/2/00    4/4/99
                                                    --------  --------
Cash flows from operating activities:
 Earnings (loss) from continuing operations .......  $ 1,129   $  (245)
 Adjustments to reconcile earnings (loss) from
  continuing operations to net cash provided (used)
  by operating activities:
   Depreciation and amortization ..................      155       156
   Changes in deferred income taxes ...............     (113)       40
   Gain on sale of investment .....................   (1,226)        -
   Changes in operating assets and liabilities ....      276      (644)
   Other ..........................................        8         1
                                                     -------   -------
Net cash provided (used) by operating activities         229      (692)
-----------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of investment .................    1,319         -
 Capital expenditures .............................     (171)     (121)
 Collection of note receivables ...................       43        35
 Other, net........................................       (8)       (8)
                                                     -------   -------
Net cash provided (used) by investing activities       1,183       (94)
----------------------------------------------------------------------
Cash flows from financing activities:
 Payment on long-term debt ........................     (745)        -
 Dividend paid ....................................     (548)        -
 Stock options exercised ..........................       11         -
 Purchases of common stock ........................        -       (23)
                                                     -------   -------
Net cash (used) by financing activities               (1,282)      (23)
----------------------------------------------------------------------
Net cash provided (used) by discontinued operations      (90)       50
----------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents      40      (759)

Cash and cash equivalents:
 Beginning of period ..............................    3,118     4,516
                                                     -------   -------
 End of period ....................................  $ 3,158   $ 3,757
                                                     =======   =======

Noncash investing and financing activities:
    During 2000, the Company issued 85,000 common shares upon the conversion of the lender's warrant as payment for $255,000 of debt.


See notes to consolidated condensed financial statements.

                  MATEC Corporation and Subsidiaries
        Consolidated Statements of Comprehensive Income (Loss)
                              (In thousands)
                                (Unaudited)


                                            Three Months Ended
                                             4/2/00    4/4/99
                                            -------   -------

Net earnings (loss) ......................  $ 1,039   $  (215)

Other comprehensive income, net of tax:
 Unrealized (loss) on marketable equity
  securities, net of tax benefit of $52
  in 2000 and $65 in 1999 ................      (77)      (97)
                                            -------   -------
Comprehensive income (loss) ..............  $   962   $  (312)
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

    These interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


2. Receivables, net:

    Receivables, net of allowances, consist of the following:
                                                   4/2/00     12/31/99
                                                  -------     --------
                                                     (in thousands)

Accounts receivable, less allowance for doubtful
 accounts of $105 and $93 ....................... $ 3,140      $ 2,820
Refundable income taxes .........................     154          154
Amounts due from the sale of discontinued
  operations ....................................     123          123
                                                  -------      -------
                                                  $ 3,417      $ 3,097
                                                  =======      =======


3. Inventories:

    Inventories consist of the following:
                                                  4/2/00     12/31/99
                                                 -------     --------
                                                    (in thousands)

         Raw materials .......................   $ 1,890      $ 1,797
         Work in process .....................     1,187        1,179
         Finished goods ......................       504          354
                                                 -------      -------
                                                 $ 3,581      $ 3,330
                                                 =======      =======

4. Long-Term Debt:

     In January 2000, the Company paid $745,000 in cash and issued 85,000 shares of common stock as payment in full for the $1 million term debt note due on June 30, 2000. The common shares were issued upon conversion of the lender's warrant.

4. Discontinued Operations:

    During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. ("BCT") subsidiary. As a result of the sale, the Company is performing environmental clean-up at that site. During 2000, the Company expensed $150,000 to increase the environmental expense accrual to reflect the current available estimate to complete the remediation. As of April 2, 2000, $800,000 has been expensed for the clean-up and $305,000 is accrued for future payments.

    In March 1999, the Company received a $50,000 note payment and recorded a $50,000 pre-tax gain on disposal of discontinued operations. Since the entity acquiring the assets of BCT had significant third-party debt compared to its equity and the Company's note receivable was subordinated to the third party debt, the Company had deferred any gain on the note until cash payments were received by the Company.


5. Gain on Sale of Investment:

    In January 2000, the Company sold its common stock in Bergen Cable Technology, Inc. The Company acquired these shares as part of the purchase price for the sale of BCT. The Company received $1,319,000 in cash after estimated expenses and recorded a gain of $1,226,000 in the first quarter of 2000. In addition, the Company's share of the escrow balance amounts to approximately $170,000. This escrow balance, less any claims for indemnity thereon, will be distributed to the Company on or before January 4, 2002. The Company will record a gain on this escrow balance when the cash is received.


6. Earnings (Loss) Per Share:

    The computation of basic and diluted earnings (loss) per share from continuing operations is as follows:

                                               Three Months Ended
In thousands, except per share amounts         4/2/00      4/4/99
--------------------------------------        --------    --------
  Basic
 -------

Earnings (loss) from continuing operations     $ 1,129     $  (245)
                                               =======     =======

Weighted average shares outstanding              2,714       2,716
                                                 =====       =====

Basic earnings (loss) per share from
 continuing operations                           $ .41       $(.09)
                                                 =====       =====

                                               Three Months Ended
In thousands, except per share amounts         4/2/00      4/4/99
--------------------------------------        --------    --------
  Diluted
 ---------

Earnings (loss) from continuing operations     $ 1,129     $  (245)
Plus: interest impact, net of taxes from
      the assumed reduction of debt from
      the conversion of warrants                     4           -
                                               -------     -------
Adjusted earnings (loss) from continuing
 operations                                    $ 1,133     $  (245)
                                               =======     =======

Weighted average shares outstanding              2,714       2,716

Increase from the assumed:
  exercise of stock options                         96           -
  conversion of warrants                            25           -
                                                 -----       -----
Diluted weighted average shares outstanding      2,835       2,716
                                                 =====       =====

Diluted earnings (loss) per share from
 continuing operations                           $ .40       $(.09)
                                                 =====       =====


     In 1999, options to purchase 46,664 shares of common stock and warrants to purchase 85,000 shares of common stock were not considered in the computation of diluted earnings per share since the Company reported a loss from continuing operations.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents increased $40,000 during the three months ended April 2, 2000. During this period, the Company's continuing operations and investing activities generated cash of $229,000 and $1,183,000, respectively, while financing activities used cash of $1,282,000. Discontinued operations used $90,000 in cash.

     Trade receivables, net increased $320,000 mainly as a result of the higher sales volume in the quarter versus the prior quarter. Inventory increased $251,000 mainly to support the current sales backlog and customer delivery requirements. The $231,000 increase in accounts payable is mainly attributable to the timing of inventory and machinery and equipment purchases. Income tax payments during the three months ended April 2, 2000 amounted to $484,000.

     During the three months ended April 2, 2000, the Company sold its common stock in Bergen Cable Technologies, Inc. and received $1,319,000 in cash after estimated expenses of the sale. During this period, capital expenditures amounted to $171,000 as the Company added new and upgraded existing production capabilities and processes.

     In January 2000, the Company paid $745,000 in cash and issued 85,000 shares of common stock as payment in full for the $1 million term debt note due on June 30, 2000. The common stock was issued upon conversion of the lender's warrant. In February 2000, the Company paid a special cash dividend amounting to $548,000 or $.20 per common share.

     Management believes that based on its current working capital, the expected cash flows from operations and its $1,850,000 lines of credit availability, the Company's resources are sufficient to meet its financial needs in 2000 including a remaining capital expenditures budget of approximately $679,000.


Results of Operations
---------------------

     Net sales from continuing operations for the quarter ended April 2, 2000 increased $3,026,000 (126%) over the comparable period in 1999. The main reason for the sales increase was the positive impact of the higher backlog at the beginning of 2000 ($6.4 million) compared to that at the beginning of 1999 ($2.3 million). During the 1Q of 2000, the Company has continued to experience strong bookings. The backlog at April 2, 2000 is $8.3 million. The increases in backlog and bookings are mainly due to the strong market demand from the telecommunications industry. The Company continues to experience some late shipping deliveries with some of its products. The Company is working with its supplier base and is increasing its manufacturing capacity to improve delivery performance.

     The gross profit percentage increased to 30% in 2000 from 15% in 1999 mainly due to the favorable effect of allocating the fixed overhead expenses over the increased sales volume. Overall direct labor and material costs decreased slightly as a percentage of sales mainly due to changes in the sales mix.

     Operating expenses for the quarter ended April 2, 2000 were $1,033,000 or 19% of net sales compared to $786,000 or 33% of net sales in 1999. Selling and advertising expenses increased $101,000 (19%) over 1999 mainly as a result of higher commission expenses to the Company's outside manufacturers' representatives. General and administrative expenses increased $146,000 over 1999 mainly due to increased personnel expenses and the provision for the management incentive bonus.

     During the quarter ended April 2, 2000, interest income decreased $48,000 from 1999 mainly as a result of the lower interest income received on the notes receivable generated by the sales of the discontinued operations. The decrease in interest expense is due to the lower levels of outstanding debt. During the quarter ended April 2, 2000, the Company sold its common stock in Bergen Cable Technology, Inc. and realized a $1,226,000 pre-tax gain on the sale.

     The estimated effective income tax rate for 2000 is 40% compared to 33% in 1999. The difference in rates is mainly due to the limited state tax benefit of operating losses within a state.

     As a result of the increased sales level and gross margin in 2000, offset in part by higher operating expenses, the Company reported an operating profit of $591,000 during the quarter ended April 2, 2000 compared to an operating loss of $425,000 during the comparable period in 1999. Nonoperating income amounted to $1,290,000 in 2000 compared to $60,000 of income in 1999. As a result, the Company reported pre-tax earnings from continuing operations of $1,881,000 during the quarter ended April 2, 2000 versus a pre-tax loss of $365,000 in 1999.
Continuing operations reported net earnings of $1,129,000 for the quarter ended April 2, 2000 compared to a net loss of $245,000 in 1999. Discontinued operations reported a loss of $90,000 in 2000, compared to earnings of $30,000 in 1999. In total, the Company reported net earnings of $1,039,000 for the quarter ended April 2, 2000 compared to a net loss of $215,000 in the comparable period of 1999.

Forward-Looking Statements
--------------------------

Certain statements made herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. Factors that could cause such differences include, but are not limited to those discussed in this section and those discussed in the Company's Form 10-K for the year ended December 31, 1999 under the section "Forward Looking Statements" included under the caption "Management's Discussion and Analysis", is herein incorporated by reference.


Recent Accounting Pronouncements
--------------------------------

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt this statement in fiscal year 2001 as required. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in
other contracts, and for hedging activities.   The Company is currently
evaluating the impact of SFAS 133 and has not yet determined its effect on the Company's consolidated financial statements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There have been no material changes in the Company's market risk during the three months ended April 2, 2000.

The information set forth on page 5 of the 1999 Annual Report to Stockholders under the section "Quantitative and Qualitative Disclosures about Market Risk" included under the caption "Management's Discussion and Analysis" is incorporated by reference.

                        PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

          (c) On January 27, 2000, Massachusetts Capital Resources Company ("MCRC") exercised its warrant to purchase 85,000 shares of Common Stock of the Company at an exercise price of $3.00 per share.
The aggregate exercise price was paid by surrender of $255,000 principal amount of the Note dated April 12, 1995 issued by the Company to MCRC. The 85,000 shares of Common Stock were not registered under the Securities Act of 1933, as amended, ("Act") because the shares were issued in a transaction not involving a public offering within the meaning of Section 4(2) of the Act. The certificate evidencing the shares bears a legend as follows:

    "The securities represented hereby have not been registered under the Securities Act of 1933, as amended. These securities have been acquired for investment and not with a view to distribution or resale, and may not be transferred or disposed of unless (1) a registration statement under the Securities Act of 1933, as amended, is then in effect with respect thereto and such sale is made pursuant to such registration statement or
     (2) a written opinion from counsel reasonably satisfactory to the Company is obtained to the effect that such transfer or disposition will not violate the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder."


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

            3.1 Amendment to Article III, Section 1 of the By-Laws effective May 18, 2000. Filed herein.

            3.2      By-Laws effective May 18, 2000.  Filed herein.

           13. Page 5 of the 1999 Annual Report to Stockholders. Filed for electronic purposes only.

           27. Financial Data Schedule. Filed for electronic purposes only.

          (b)  Reports on Form 8-K:

                     On January 13, 2000, the Registrant filed a Form 8-K dated January 4, 2000 reporting under Item 5. Other Events.

                                SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MATEC Corporation
                                     ------------------------------------


Date: May 2, 2000                    By /s/ Ted Valpey, Jr.
                                        ---------------------------------
                                        Ted Valpey, Jr.
                                        Chairman of the Board and
                                        President



Date: May 2, 2000                   By  /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)