Form 10-Q
period 2000-07-02
MATEC CORP/DE/
filed 2000-08-07
CIK 85608

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  July 2, 2000
                                -----------------------------------------
                                   OR
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

As of August 4, 2000, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,740,323.

                             MATEC Corporation

                                   Index

                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
       July 2, 2000 and December 31, 1999 ......................     3

      Consolidated Statements of Operations - Three Months and
       Six Months Ended July 2, 2000 and July 4, 1999 ..........     4

      Consolidated Condensed Statements of Cash Flows -
       Six Months Ended July 2, 2000 and July 4, 1999 ..........     5

      Consolidated Statements of Comprehensive Income -
       Three Months and Six Months ended July 2, 2000
       and July 4, 1999 ........................................     6

      Notes to Consolidated Condensed Financial Statements .....   7-9

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations ..................... 10-12

      Quantitative and Qualitative Disclosures about
       Market Risk .............................................    12

PART II. OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K ................    13

Signatures .....................................................    14

                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    MATEC Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
               (In thousands, except share data) (Unaudited)

                                                         7/2/00  12/31/99
                                                        -------- --------
                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $ 2,326  $ 3,118
  Receivables, net .....................................   4,122    3,097
  Inventories ..........................................   4,831    3,330
  Deferred income taxes and other current assets .......   1,026      811
                                                         -------  -------
    Total current assets ...............................  12,305   10,356
                                                         -------  -------
Property, plant and equipment, at cost .................   9,271    8,619
  Less accumulated depreciation ........................   6,130    5,819
                                                         -------  -------
                                                           3,141    2,800
                                                         -------  -------
Marketable equity securities ...........................   2,846    3,073
Other assets ...........................................     135      303
                                                         -------  -------
                                                         $18,427  $16,532
                                                         =======  =======
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .................... $     -  $   998
  Accounts payable .....................................   2,513    1,317
  Accrued liabilities ..................................   1,683    1,064
  Income taxes .........................................     632      547
                                                         -------  -------
    Total current liabilities ..........................   4,828    3,926
                                                         -------  -------
Deferred income taxes ..................................   1,298    1,429

Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............       -        -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued and outstanding:
    2,740,323 and 2,650,148 shares .....................     137      132
  Capital surplus ......................................   4,791    4,527
  Retained earnings ....................................   5,764    4,774
  Accumulated other comprehensive income ...............   1,609    1,744
                                                         -------  -------
    Total stockholders' equity ......................     12,301   11,177
                                                         -------  -------
                                                         $18,427  $16,532
                                                         =======  =======

See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
                   Consolidated Statements of Operations
             (In thousands, except per share data) (Unaudited)

                                 Three Months Ended    Six Months Ended
                                  7/2/00    7/4/99     7/2/00    7/4/99
                                 -------   -------   --------  --------
Net sales .....................  $ 6,287   $ 3,355    $11,713   $ 5,755
Cost of sales .................    4,394     2,775      8,196     4,814
                                 -------   -------    -------   -------
  Gross profit ................    1,893       580      3,517       941

Operating expenses:
  Selling and advertising .....      753       557      1,375     1,078
  General and administrative ..      383       262        794       527
                                 -------   -------    -------   -------
                                   1,136       819      2,169     1,605

Operating profit (loss) .......      757      (239)     1,348      (664)

Other income (expense):
 Interest income ..............       39        49         84       142
 Interest expense .............        -       (51)        (9)     (102)
 Gain on sale of investment ...        -         -      1,226         -
 Other, net ...................       35        24         63        42
                                 -------   -------    -------   -------
                                      74        22      1,364        82
Earnings (loss) from continuing
 operations before income taxes      831      (217)     2,712      (582)
Income tax (expense) benefit ..     (332)       73     (1,084)      193
                                 -------   -------    -------   -------
Earnings (loss) from continuing
 operations ...................      499      (144)     1,628      (389)
Earnings (loss) from discontinued
 operations, net of taxes .....        -       705        (90)      735
                                 -------   -------    -------   -------
Net earnings ..................  $   499   $   561    $ 1,538   $   346
                                 =======   =======    =======   =======

Basic earnings (loss) per share:
  Continuing operations .......    $ .18     $(.05)     $ .59     $(.14)
  Discontinued operations .....        -       .26       (.03)      .27
                                   -----     -----      -----     -----
                                   $ .18     $ .21      $ .56     $ .13
                                   =====     =====      =====     =====
Diluted earnings (loss) per share:
  Continuing operations .......    $ .17     $(.05)     $ .57     $(.14)
  Discontinued operations .....        -       .26       (.03)      .27
                                   -----     -----      -----     -----
                                   $ .17     $ .21      $ .54     $ .13
                                   =====     =====      =====     =====
Weighted average shares:
  Basic .......................    2,740     2,688      2,726     2,702
  Diluted .....................    2,900     2,688      2,867     2,702

Cash dividends per share ......    $   -     $   -      $ .20     $   -
                                   =====     =====      =====     =====
See notes to consolidated condensed financial statements.

                    MATEC Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)
                                                      Six Months Ended
                                                      7/2/00    7/4/99
                                                    --------  --------
Cash flows from operating activities:
 Net earnings (loss) from continuing operations ...  $ 1,628   $  (389)
 Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
   Depreciation and amortization ..................      311       312
   Deferred income taxes ..........................     (241)       40
   Gain on sale of investment .....................   (1,226)        -
   Other ..........................................        2         3
   Changes in operating assets and liabilities ....     (639)   (1,165)
                                                     -------   -------
Net cash (used) by operating activities                 (165)   (1,199)
----------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of investment .................    1,319         -
 Capital expenditures .............................     (652)     (339)
 Collection of note receivables ...................       83        65
 Other, net........................................       (8)       (8)
                                                     -------   -------
Net cash provided (used) by investing activities         742      (282)
----------------------------------------------------------------------
Cash flows from financing activities:
 Payments on long-term debt .......................     (745)   (1,000)
 Dividend paid ....................................     (548)        -
 Stock options exercised ..........................       14         -
 Purchases of common stock ........................        -      (125)
                                                      -------   -------
Net cash (used) by financing activities ...........   (1,279)   (1,125)
----------------------------------------------------------------------
Net cash provided (used) by discontinued operations      (90)    1,225
----------------------------------------------------------------------
Net (decrease) in cash and cash equivalents .......     (792)   (1,381)

Cash and cash equivalents:
 Beginning of period ..............................    3,118     4,516
                                                     -------   -------
 End of period ....................................  $ 2,326   $ 3,135
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

                    MATEC Corporation and Subsidiaries
             Consolidated Statements of Comprehensive Income
                              (In thousands)
                                (Unaudited)

                                               Three Months Ended
                                                7/2/00     7/4/99
                                               -------    -------

Net earnings ................................. $   499    $   561

Other comprehensive income, net of tax:
 Unrealized gain (loss) on marketable
 equity securities, net of a tax benefit
 of $40 in 2000 and tax expense of $246
 in 1999 .....................................     (58)       369
                                               -------    -------

Comprehensive income ......................... $   441    $   930
                                               =======    =======


                                                Six Months Ended
                                                7/2/00     7/4/99
                                               -------    -------

Net earnings ................................  $ 1,538    $   346

Other comprehensive income, net of tax:
 Unrealized gain (loss) on marketable
 equity securities, net of tax benefit
 of $92 in 2000 and tax expense of $181
 in 1999 ....................................     (135)       272
                                               -------    -------
Comprehensive income ........................  $ 1,403    $   618
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


2. Receivables, net:

    Receivables, net of allowances, consist of the following:

                                                    7/2/00    12/31/99
                                                  --------    --------
                                                     (in thousands)

Accounts receivable, less allowance for doubtful
 accounts of $116 and $93 .......................  $ 4,000     $ 2,820
Refundable income taxes .........................        -         154
Amounts due from the sale of discontinued
  operations ....................................      122         123
                                                   -------     -------
                                                   $ 4,122     $ 3,097
                                                   =======     =======


3. Inventories:

    Inventories consist of the following:
                                                    7/2/00    12/31/99
                                                   -------    --------
                                                     (in thousands)

         Raw materials .......................     $ 2,493     $ 1,797
         Work in process .....................       1,803       1,179
         Finished goods ......................         535         354
                                                   -------     -------
                                                   $ 4,831     $ 3,330
                                                   =======     =======


4. Long-Term Debt:

     In January 2000, the Company paid $745,000 in cash and issued 85,000 shares of common stock as payment in full for the $1 million term debt note due June 30, 2000. The common shares were issued upon conversion of the lender's warrant.

4. Discontinued Operations:

    During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. ("BCT") subsidiary. As a result of the sale, the Company is performing environmental clean-up at that site. During the first quarter of 2000, the Company expensed $150,000 to increase the environmental expense accrual to reflect the current available estimate to complete the remediation. As of July 2, 2000, $800,000 has been expensed for the clean-up and $275,000 is accrued for future payments.

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

5. Gain on Sale of Investment:

    In the first quarter of 2000, the Company sold its common stock interest in Bergen Cable Technology, Inc., received $1,319,000 in cash after estimated expenses and recorded a pre-tax gain of $1,226,000 on the sale. The Company acquired these shares as part of the purchase price for the sale of BCT. In addition, the Company's share of the escrow balance amounts to approximately $170,000. This escrow balance, less any claims for indemnity thereon, will be distributed to the Company on or before January 4, 2002. The Company will record a gain on this escrow balance when the cash is received.

6. Earnings (Loss) Per Share:

    The computation of basic and diluted earnings (loss) per share from continuing operations is as follows:

                                                Three months ended
In thousands, except per share amounts          7/2/00      7/4/99
--------------------------------------          ------      ------
  Basic
  -----

Earning (loss) from continuing operations       $  499      $ (144)
                                                ======      ======

Weighted average shares outstanding              2,740       2,688
                                                ======      ======

Basic earnings (loss) per share from
 continuing operations                           $ .18      $ (.05)
                                                 =====      ======

                                                Three Months Ended
In thousands, except per share amounts          7/2/00      7/4/99
--------------------------------------          ------      ------
  Diluted
  -------
Earning (loss) from continuing operations       $  499      $ (144)
                                                ======      ======
Weighted average shares outstanding              2,740       2,688
Increase from assumed exercise of
 stock options                                     160           -
                                                ------      ------
Diluted weighted average shares outstanding      2,900       2,688
                                                ======      ======
Diluted earnings (loss) per share from
 continuing operations                           $ .17      $ (.05)
                                                 =====      ======

                                                 Six Months Ended
In thousands, except per share amounts          7/2/00      7/4/99
--------------------------------------          ------      ------
  Basic
  -----
Earnings (loss) from continuing operations      $1,628      $ (389)
                                                ======      ======
Weighted average shares outstanding              2,726       2,702
                                                ======      ======
Basic earnings (loss) per share from
 continuing operations                           $ .59      $ (.14)
                                                 =====      ======

  Diluted
  -------
Earnings (loss) from continuing operations      $1,628      $ (389)
Plus: interest impact, net of taxes from
      the assumed reduction of debt from
      the conversion of warrants                     4           -
                                                ------      ------
Adjusted earnings (loss) from continuing
 operations                                     $1,632      $ (389)
                                                ======      ======
Weighted average shares outstanding              2,726       2,702
Increase from the assumed :
  exercise of stock options                        128           -
  conversion of warrants                            13           -
                                                 -----       -----
Diluted weighted average shares outstanding      2,867       2,702
                                                 =====       =====
Diluted earnings (loss) per share from
 continuing operations                           $ .57       $(.14)
                                                 =====       =====

    In 1999, options to purchase 59,356 shares of common stock and warrants to purchase 85,000 shares of common stock were not considered in the computation of diluted earnings per share since the Company reported a loss from continuing operations.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
    Cash and cash equivalents decreased $792,000 during the six months ended July 2, 2000. During this period, the Company's continuing operations and financing activities used cash of $165,000 and $1,279,000, respectively, and investing activities provided cash of $742,000.
Discontinued operations used $90,000 in cash.

    Trade receivables, net increased $1,180,000 mainly as a result of the increased sales level. Inventories increased $1,501,000 mainly to support the current sales backlog and customer delivery requirements.
The $1,196,000 increase in accounts payable is mainly due to the higher inventory level. Income tax payments during the six months ended July 2, 2000 amounted to $1,211,000.

    During the six months ended July 2, 2000, the Company sold its common stock in Bergen Cable Technologies, Inc. and received $1,319,000 in cash after estimated expenses of the sale. During this same period, capital expenditures amounted to $652,000 as the Company upgraded and increased its existing production capabilities and processes and began installation of a new computer information system.

    In January 2000, the Company paid $745,000 in cash and issued 85,000 shares of common stock as payment in full for the $1 million term debt note due June 30, 2000. The common stock was issued upon conversion of the lender's warrant. In February 2000, the Company paid a special cash dividend amounting to $548,000 or $.20 per common share.

    Management believes that based on its current working capital, the expected cash flows from operations and its $1,850,000 lines of credit availability, the Company's resources are sufficient to meet its financial needs in 2000 including a remaining capital expenditures budget of approximately $200,000.


Results of Operations
---------------------
    For the quarter ended July 2, 2000, net sales from continuing operations increased $2,932,000 or 87% over the comparable quarter in 1999. During the six months ended July 2, 2000, net sales increased $5,958,000 or 104% over comparable period in 1999. The higher backlog at the beginning of 2000 ($6.4 million) as compared to that at the beginning of 1999 ($2.3 million) and the continued strong bookings during the current year are the main reasons for these sales increases over last year. The strong market demand from the telecommunications, networking and wireless markets are mainly responsible for the increases in the sales, bookings and backlog amounts. The backlog at July 2, 2000 is
$12.8 million compared to $5.2 million at July 4, 1999.   During 2000,
the Company has experienced some late shipping deliveries with some of its products. The Company is continuing to work with its supplier base and to increase its manufacturing capacity to improve its delivery performance.

    During the quarter ended July 2, 2000, the gross profit percentage was 30% compared to 17% in 1999. For the six months ended July 2, 2000, the gross profit percentage was 30% versus 16% in 1999. The higher margins during the current year results mainly from the favorable effects of allocating the fixed overhead expenses over the increased sales volumes. Overall direct labor and material costs decreased slightly as a percentage of sales from 1999 mainly as a result of changes in sales mix.

    During the quarter and six months ended July 2, 2000, selling and advertising expenses increased $196,000 (35%) and $297,000 (28%), respectively, over the comparable periods in 1999. Higher sales commission expense to the Company's outside manufacturers' representatives and increased advertising expenses were the main reasons for the expense increases during these periods.

    General and administrative expenses during the quarter and six months ended July 2, 2000, increased $121,000 (46%) and $267,000 (51%), respectively over the comparable periods in 1999. These increases were mainly due to increased personnel expense and provision for the management incentive bonus.

    During the quarter and six months ended July 2, 2000, interest income decreased $10,000 and $58,000, respectively, from the comparable periods in 1999 mainly as a result of the lower interest income received on the notes receivable generated from the sales of the discontinued operations. The decreases in interest expense during both periods is mainly due to lower levels of outstanding debt. During the six months ended July 2, 2000, the company sold its common stock investment in Bergen Cable Technology, Inc. and realized a $1,226,000 pre-tax gain on the sale.

    The estimated effective income tax rate for 2000 is 40% compared to 33% in 1999. The difference in the rates is mainly due to the limited state tax benefit of operating losses within a state.

    For the quarter ended July 2, 2000, the Company reported an operating profit of $757,000 compared to an operating loss of $239,000 in comparable quarter of 1999 mainly as a result of the increase in gross margin offset in part by higher operating expenses. Nonoperating income amounted to $74,000 in 2000 compared to $22,000 of income in the corresponding 1999 period. As a result, the Company reported net earnings from continuing operations of $499,000 during the quarter July 2, 2000 compared to a net loss of $144,000 in 1999. Earnings from discontinued operations during the quarter ended July 4, 1999 amounted to $705,000. In total, the Company reported consolidated net earnings of $499,000 during the quarter ended July 2, 2000 versus $561,000 in the comparable quarter of 1999.

    During the six months ended July 2, 2000, the Company reported an operating profit of $1,348,000 compared to an operating loss of $664,000 during the comparable period in 1999 as a result of the increase in gross profit offset in part by higher operating expenses. For the six months ended July 2, 2000 nonoperating income amounted to $1,364,000 compared to $82,000 of income in 1999. As a result, the Company reported net earnings from continuing operations of $1,628,000 during the six months ended July 2, 2000 versus a net loss of $389,000 in 1999. Discontinued operations reported a loss of $90,000 for the six months ended July 2, 2000 versus net earnings of $735,000 in 1999. In total, the Company reported consolidated net earnings of $1,538,000 during the six months ended July 2, 2000 compared to $346,000 in 1999.

Forward-Looking Statements
--------------------------

    Certain statements made herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. Factors that could cause such differences include, but are not limited to those discussed in this section and those discussed in the Company's 1999 Form 10-K under the section "Forward-Looking Statements" included under the caption "Management's Discussion and Analysis", is herein incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

    There have been no material changes in the Company's market risk during the six months ended July 2, 2000.

    The information set forth on pages 5 of the 1999 Annual Report to Stockholders under the section "Qualitative and Quantitative Disclosures about Market Risk" included under the caption "Management's Discussion and Analysis" is incorporated by reference.

                       PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on May 18, 2000. Listed below is the matter submitted to stockholders and the results of the stockholder votes.

         Election of nine directors:

              Nominee                        "For"        "Withheld"
         --------------------              ---------      ----------
         Richard W. Anderson               2,069,210           7,225
         Michael Deery                     2,069,210           7,225
         Eli Fleisher                      2,067,710           8,725
         Lawrence Holsborg                 2,067,710           8,725
         Michael P. Martinich              2,069,210           7,225
         John J. McArdle III               2,067,710           8,725
         Robert W. Muir, Jr.               2,069,210           7,225
         Joseph W. Tiberio                 2,067,710           8,725
         Ted Valpey, Jr.                   2,069,210           7,225

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

          10.3*  Management Incentive Plan.

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



                                             MATEC Corporation
                                     ------------------------------------


Date: August 7, 2000                 By /s/ Ted Valpey, Jr.
                                        ---------------------------------
                                        Ted Valpey, Jr.,
                                        Chairman of the Board and
                                        President


Date: August 7, 2000                 By /s/ Michael J. Kroll
                                        ---------------------------------
                                        Michael J. Kroll,
                                        Vice President and Treasurer