Form 10-Q
period 2000-10-01
MATEC CORP/DE/
filed 2000-11-03
CIK 85608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000
                               ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number 1-4184
                       -------------------------------------------------

                                MATEC CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                             06-0737363
-----------------------------                             ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


75 South St., Hopkinton, Massachusetts                            01748
--------------------------------------                         ------------
(Address of principal executive offices)                        (Zip Code)

                                 (508) 435-9039
    ------------------------------------------------------------------------
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

As of November 2, 2000, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 2,754,046.

                               MATEC CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets -
           October 1, 2000 and December 31, 1999 ......................        3

         Consolidated Statements of Operations - Three Months and
           Nine Months Ended October 1, 2000 and October 3, 1999 ......      4-5

         Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended October 1, 2000 and October 3, 1999 ......        6

         Consolidated Statements of Comprehensive Income -
           Three Months and Nine Months ended October 1, 2000
           and October 3, 1999 ........................................        7

         Notes to Consolidated Condensed Financial Statements .........     8-12

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................    13-15

         Quantitative and Qualitative Disclosures about
           Market Risk ................................................       15

PART II.  OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K ....................       16

Signatures ............................................................       17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       MATEC Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)
                                  (Unaudited)


                                                             10/1/00    12/31/99
                                                            --------    --------

                                    ASSETS
Current assets:
  Cash and cash equivalents ............................     $ 1,825     $ 3,118
  Receivables, net .....................................       3,916       3,097
  Inventories ..........................................       6,056       3,330
  Deferred income taxes and other current assets .......       1,116         811
                                                             -------     -------
         Total current assets ..........................      12,913      10,356
                                                             -------     -------
Property, plant and equipment, at cost .................       9,533       8,619
  Less accumulated depreciation ........................       6,293       5,819
                                                             -------     -------
                                                               3,240       2,800
                                                             -------     -------
Marketable equity securities ...........................       3,105       3,073
Other assets ...........................................         120         303
                                                             -------     -------
                                                             $19,378     $16,532
                                                             =======     =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ....................     $    --     $   998
  Accounts payable .....................................       2,595       1,317
  Accrued liabilities ..................................       1,746       1,064
  Income taxes .........................................         594         547
                                                             -------     -------
         Total current liabilities .....................       4,935       3,926
                                                             -------     -------
Deferred income taxes ..................................       1,382       1,429

Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ............          --          --
  Common stock, $.05 par value-
   Authorized 10,000,000 shares; Issued and outstanding:
     2,754,046 and 2,650,148 shares ....................         138         132
  Capital surplus ......................................       4,830       4,527
  Retained earnings ....................................       6,329       4,774
  Accumulated other comprehensive income ...............       1,764       1,744
                                                             -------     -------
         Total stockholders' equity ....................      13,061      11,177
                                                             -------     -------
                                                             $19,378     $16,532
                                                             =======     =======

See notes to consolidated condensed financial statements

                       MATEC Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                  (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                      10/1/00    10/3/99     10/1/00   10/3/99
                                      -------    -------     -------   -------

Net sales .......................   $  7,219    $  3,974    $ 18,932    $  9,729
Cost of sales ...................      5,088       2,975      13,282       7,789
                                    --------    --------    --------    --------
  Gross profit ..................      2,131         999       5,648       1,940

Operating expenses:
 Selling and advertising ........        836         534       2,211       1,612
 General and administrative .....        412         247       1,206         774
                                    --------    --------    --------    --------
                                       1,248         781       3,417       2,386

Operating profit (loss) .........        883         218       2,231        (446)

Other income (expense):
 Interest income ................         26          36         110         178
 Interest expense ...............         --         (26)         (9)       (128)
 Gain on sale of investment .....         --          --       1,226          --
 Other, net .....................         34          27          97          69
                                    --------    --------    --------    --------
                                          60          37       1,424         119
Earnings (loss) from continuing
 operations before income taxes .        943         255       3,655        (327)
Income tax (expense) benefit ....       (378)        (89)     (1,462)        104
                                    --------    --------    --------    --------
Earnings (loss) from continuing
 operations .....................        565         166       2,193        (223)
Earnings (loss) from discontinued
 operations, net of taxes .......         --          74         (90)        809
                                    --------    --------    --------    --------
Net earnings ....................   $    565    $    240    $  2,103    $    586
                                    ========    ========    ========    ========

Basic earnings (loss) per share:
  Continuing operations .........   $    .21    $    .06    $    .80    $   (.08)
  Discontinued operations .......        .00         .03        (.03)        .30
                                    --------    --------    --------    --------
                                    $    .21    $    .09    $    .77    $    .22
                                    ========    ========    ========    ========
Diluted earnings (loss) per share:
  Continuing operations .........   $    .19    $    .06    $    .76    $   (.08)
  Discontinued operations .......        .00         .03        (.03)        .30
                                    --------    --------    --------    --------
                                    $    .19    $    .09    $    .73    $    .22
                                    ========    ========    ========    ========
Weighted average shares:
  Basic .........................      2,746       2,670       2,733       2,692
  Diluted .......................      2,941       2,765       2,890       2,692


Cash dividends per share ........   $     --    $     --    $    .20    $     --
                                    ========    ========    ========    ========

                       MATEC Corporation and Subsidiaries
               Consolidated Statements of Operations - Continued
                      (In thousands, except per share data)
                                  (Unaudited)

                                              Three Months Ended        Nine Months Ended
                                               10/1/00     10/3/99     10/1/00     10/3/99
                                               -------     -------     -------     -------

Pro Forma basic earnings (loss) per share:
  Continuing operations ...................   $     .14   $     .04   $     .53    $    (.06)
  Discontinued operations .................         .00         .02        (.02)         .20
                                              ---------   ---------   ---------    ---------
                                              $     .14   $     .06   $     .51    $     .14
                                              =========   =========   =========    =========
Pro Forma diluted earnings (loss) per share:

  Continuing operations ...................   $     .13   $     .04   $     .51    $    (.06)
  Discontinued operations .................         .00         .02        (.02)         .20
                                              ---------   ---------   ---------    ---------
                                              $     .13   $     .06   $     .49    $     .14
                                              =========   =========   =========    =========
Pro Forma weighted average shares:

  Basic ...................................       4,118       4,005       4,099        4,037
  Diluted .................................       4,411       4,148       4,335        4,037


See notes to consolidated condensed financial statements.

                       MATEC Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                      Nine Months Ended
                                                     10/1/00     10/3/99
                                                     --------    -------
Cash flows from operating activities:
 Net earnings (loss) from continuing operations ...   $ 2,193    $  (223)
 Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
   Depreciation and amortization ..................       474        455
   Deferred income taxes ..........................      (360)        66
   Gain on sale of investment .....................    (1,226)        --
   Other ..........................................         2          4
   Changes in operating assets and liabilities ....    (1,542)    (1,874)
                                                      -------    -------
Net cash (used) by operating activities ...........      (459)    (1,572)
------------------------------------------------------------------------
Cash flows from investing activities:

 Proceeds from sale of investment .................     1,319         --
 Capital expenditures .............................      (914)      (424)
 Collection of note receivables ...................        98         88
 Other, net .......................................        (8)        (8)
                                                      -------    -------
Net cash provided (used) by investing activities ..       495       (344)
------------------------------------------------------------------------
Cash flows from financing activities:

 Payments on long-term debt .......................      (745)    (1,000)
 Dividend paid ....................................      (548)        --
 Stock options exercised ..........................        54         --
 Purchases of common stock ........................        --       (227)
                                                      -------    -------
Net cash (used) by financing activities ...........    (1,239)    (1,227)
------------------------------------------------------------------------
Net cash provided (used) by discontinued operations       (90)     1,225
------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents .......    (1,293)    (1,918)

Cash and cash equivalents:
 Beginning of period ..............................     3,118      4,516
                                                      -------    -------
 End of period ....................................   $ 1,825    $ 2,598
                                                      =======    =======

Noncash investing and financing activities:

   During 2000, the Company issued 85,000 common shares upon the conversion of the lender's warrants as payment for $255,000 of debt.

   In connection with the sale of a discontinued operation, the Company recognized a $124,000 investment in common stock in 1999.

See notes to consolidated condensed financial statements.

                       MATEC Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                       Three Months Ended
                                                        10/1/00  10/3/99
                                                        -------  -------

Net earnings ........................................   $  565   $  240

Other comprehensive income, net of tax:
 Unrealized gain (loss) on marketable equity
 securities, net of tax expense of $105 in 2000
 and a tax benefit of $66 in 1999 ...................      155      (97)
                                                        ------   ------
Comprehensive income ................................   $  720   $  143
                                                        ======   ======

                                                        Nine Months Ended
                                                        10/1/00  10/3/99
                                                        -------  -------

Net earnings ........................................   $2,103   $  586

Other comprehensive income, net of tax:
 Unrealized gain on marketable equity securities,
 net of tax expense of $13 in 2000 and $115 in 1999.        20      175
                                                        ------   ------
Comprehensive income ................................   $2,123   $  761
                                                        ======   ======

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

2.   Receivables, net:

        Receivables, net of allowances, consist of the following:

                                                               10/1/00  12/31/99
                                                               -------  --------
                                                                 (in thousands)

Accounts receivable, less allowance for doubtful
 accounts of $145 and $93 ...........................          $ 3,813   $ 2,820
Refundable income taxes .............................                -       154
Amounts due from the sale of discontinued operations.              103       123
                                                               -------   -------
                                                               $ 3,916   $ 3,097
                                                               =======   =======

3.   Inventories:

     Inventories consist of the following:

                                                               10/1/00  12/31/99
                                                               -------  --------
                                                                 (in thousands)

                  Raw materials ............................   $ 3,507   $ 1,797
                  Work in process ..........................     1,770     1,179
                  Finished goods ...........................       779       354
                                                               -------   -------
                                                               $ 6,056   $ 3,330
                                                               =======   =======

4.   Long-Term Debt:

     In January 2000, the Company paid $745,000 in cash and issued 85,000 shares of common stock as payment in full for the $1 million term debt note due June 30, 2000. The common shares were issued upon conversion of the lender's warrants.

5.   Discontinued Operations:

     During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. ("BCT") subsidiary. As a result of the sale, the company is performing environmental cleanup at the site. During the first quarter of 2000, the Company expensed $150,000 to increase the environmental expense accrual to reflect the current available estimate to complete the remediation. As of October 1, 2000, $800,000 has been expensed for the cleanup and $136,000 is accrued for future payments.

     In the quarter ended October 3, 1999, the Company recognized the fair value of the common stock received of $124,000 and the corresponding pre-tax gain on the disposal of discontinued operations. In the second quarter of 1999, the Company received $1,175,000 in cash as payment in full for the $1.2 million outstanding note receivable balance and recorded a $1,175,000 pre-tax gain on disposal of discontinued operations. In the first quarter of 1999, the Company received a $50,000 note payment and recorded a $50,000 pre-tax gain on disposal of discontinued operations. Since the entity acquiring the assets of BCT had significant third-party debt compared to its equity and the Company's note receivable was subordinated to the third party debt, the Company had deferred any gain on the note and had not assigned any value to the stock portion of the sale in 1998 until cash payments were received by the Company.

7.   Gain on Sale of Investment:

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

     8.   Earnings (Loss) Per Share:

     The computation of basic and diluted earnings (loss) per share from continuing operations is as follows:

                                                               THREE MONTHS ENDED
In thousands, except per share amounts                         10/1/00   10/3/99
--------------------------------------                         -------   -------

  BASIC
  -----

Earnings from continuing operations                             $  565    $  166
                                                                ======    ======
Weighted average shares outstanding                              2,746     2,670
                                                                ======    ======
Basic earnings per share from continuing operations             $  .21    $  .06
                                                                ======    ======

                                                               THREE MONTHS ENDED
In thousands, except per share amounts                         10/1/00   10/3/99
--------------------------------------                         -------   -------

  DILUTED
  -------

Earnings from continuing operations                             $  565    $  166
Plus: interest impact, net of tax from the
      assumed reduction of debt from the
      conversion of warrants                                         -         4
                                                                ------    ------
Adjusted earnings from continuing operations                    $  565    $  170
                                                                ======    ======
Weighted average shares outstanding                              2,746     2,670
Increase from the assumed:
  exercise of stock options                                        195        10
  conversion of warrants                                             -        85
                                                                ------    ------
Diluted weighted average shares outstanding                      2,941     2,765
                                                                ======    ======
Diluted earnings per share from continuing operations           $  .19    $  .06
                                                                ======    ======

                                                                NINE MONTHS ENDED
In thousands, except per share amounts                         10/1/00   10/3/99
--------------------------------------                         -------   -------

  BASIC
  -----

Earnings (loss) from continuing operations                     $ 2,193    $ (223)
                                                               =======    ======
Weighted average shares outstanding                              2,733     2,692
                                                               =======    ======
Basic earnings (loss) per share from
  continuing operations                                        $   .80    $ (.08)
                                                               =======    ======

  DILUTED
  -------

Earnings (loss) from continuing operations                     $ 2,193    $ (223)
Plus: interest impact, net of taxes from
      the assumed reduction of debt from
      the conversion of warrants                                     4         -
                                                               -------    ------
Adjusted earnings (loss) from continuing
 operations                                                    $ 2,197    $ (223)
                                                               =======    ======
Weighted average shares outstanding                              2,733     2,692
Increase from the assumed:
  exercise of stock options                                        149         -
  conversion of warrants                                             8         -
                                                               -------    ------
Diluted weighted average shares outstanding                      2,890     2,692
                                                               =======    ======
Diluted earnings (loss) per share from
 continuing operations                                         $   .76    $ (.08)
                                                               =======    ======

     During the nine months ended October 3, 1999, options to purchase 159,356 shares of common stock and warrants to purchase 85,000 shares of common stock were not considered in the computation of diluted earnings per share since the Company reported a loss from continuing operations.

     On October 23, 2000, the Company announced a 3 for 2 stock split, in the form of a stock dividend, to result in the issuance of one additional share of common stock for every two shares of common stock outstanding. The stock split will take effect for stockholders of record on November 9, 2000 and will be distributed on November 27, 2000. The pro forma computation of basic and diluted earnings per share to reflect the effect of the stock split is as follows:

                                                         THREE MONTHS ENDED
In thousands, except per share amounts                    10/1/00   10/3/99
--------------------------------------                    -------   -------

  PRO FORMA BASIC
  ---------------

Earnings from continuing operations ...................   $   565   $   166
                                                          =======   =======
Weighted average shares outstanding ...................     4,118     4,005
                                                          =======   =======
Basic earnings per share from continuing operations ...   $   .14   $   .04
                                                          =======   =======

  PRO FORMA DILUTED
  -----------------
                                                                    -------
Earnings from continuing operations ...................   $   565   $   166
Plus: interest impact, net of tax from the
      assumed reduction of debt from the
      conversion of warrants ..........................        --         4
                                                          -------   -------
Adjusted earnings from continuing operations ..........   $   565   $   170
                                                          =======   =======
Weighted average shares outstanding ...................     4,118     4,005
Increase from the assumed:
  exercise of stock options ...........................       293        15
  conversion of warrants ..............................        --       128
                                                          -------   -------
Diluted weighted average shares outstanding ...........     4,411     4,148
                                                          =======   =======
Diluted earnings per share from continuing operations $       .13   $   .04
                                                          =======   =======


                                                          NINE MONTHS ENDED
In thousands, except per share amounts                    10/1/00  10/3/99
--------------------------------------                    -------  -------

   PRO FORMA BASIC
   ---------------

Earnings (loss) from continuing operations ............   $ 2,193   $  (223)
                                                          =======   =======
Weighted average shares outstanding ...................     4,099     4,037
                                                          =======   =======
Basic earnings (loss) per share from
  continuing operations ...............................   $   .53   $  (.06)
                                                          =======   =======

                                                  NINE MONTHS ENDED
In thousands, except per share amounts            10/1/00  10/3/99
--------------------------------------            -------  -------
   PRO FORMA DILUTED
   -----------------

Earnings (loss) from continuing operations      $ 2,193    $ (223)
Plus: interest impact, net of taxes from
      the assumed reduction of debt from
      the conversion of warrants ..........           4          --
                                                -------     -------
Adjusted earnings (loss) from continuing
 operations ...............................     $ 2,197     $  (223)
                                                =======     =======
Weighted average shares outstanding .......       4,099       4,037
Increase from the assumed:
  exercise of stock options ...............         224          --
  conversion of warrants ..................          12          --
                                                -------     -------
Diluted weighted average shares outstanding       4,335       4,037
                                                =======     =======
Diluted earnings (loss) per share from
 continuing operations ....................     $   .51     $  (.06)
                                                =======     =======

     During the nine months ended October 3, 1999, options to purchase 159,356 shares of common stock and warrants to purchase 85,000 shares of common stock were not considered in the computation of diluted earnings per share since the Company reported a loss from continuing operations.

9.   Subsequent Event:


     On October 24, 2000, the Company sold its real estate complex in Northborough, Massachusetts for $550,000 in cash. None of the Company's operations were located in this facility. The Company will record a pre-tax gain of approximately $270,000 during the fourth quarter of 2000.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents decreased $1,293,000 during the nine months ended October 1, 2000. During this period, the Company's continuing operations and financing activities used cash of $459,000 and $1,239,000, respectively, and investing activities provided cash of $495,000. Discontinued operations used $90,000 in cash.

     Trade receivables, net increased $993,000 mainly as a result of the increased sales level. Inventories increased $2,726,000 mainly to support the current sales backlog and customer delivery requirements. The $1,278,000 increase in accounts payable is mainly due to the higher inventory level. Income tax payments during the nine months ended October 1, 2000 amounted to $1,745,000.

     During the nine months ended October 1, 2000, the Company sold its common stock in Bergen Cable Technologies, Inc. and received $1,319,000 in cash after estimated expenses of the sale. During this same period, capital expenditures amounted to $914,000 as the Company upgraded and increased its existing production capabilities and processes and began installation of a new computer information system.

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

Results of Operations
---------------------

     For the quarter ended October 1, 2000, net sales from continuing operations increased $3,245,000 or 82% over the comparable quarter in 1999. During the nine months ended October 1, 2000, net sales increased $9,203,000 or 95% over comparable period in 1999. The higher backlog at the beginning of 2000 ($6.4 million) as compared to that at the beginning of 1999 ($2.3 million) and the continued strong bookings during the current year are the main reasons for these sales increases over last year. The strong market demand from the telecommunications, networking and wireless markets are mainly responsible for the increases in the sales, bookings and backlog amounts. The backlog at October 1, 2000 is $16.0 million compared to $4.7 million at October 3, 1999. During 2000, the Company has experienced some late shipments to customers with some of its products. In an effort to improve its response to delivery demands, the Company will continue its expansion plans, which included a semi-automatic production line in its Hopkinton, MA facility, further investment in its Russian operation and additional outside supplier relationships.

     During the quarter ended October 1, 2000, the gross profit percentage was 30% compared to 25% in 1999. For the nine months ended October 1, 2000, the gross profit percentage was 30% versus 20% in 1999. The higher margins during the current year result mainly from the favorable effects of allocating the fixed overhead expenses over the increased sales volumes.

     During the quarter and nine months ended October 1, 2000, selling and advertising expenses increased $302,000 (57%) and $599,000 (37%), respectively, over the comparable periods in 1999. Higher sales commission expense to the Company's outside manufacturers' representatives and increased personnel expenses were the main reasons for the expense increases during these periods.

     General and administrative expenses during the quarter and nine months ended October 1, 2000, increased $165,000 (67%) and $432,000 (56%), respectively over the comparable periods in 1999. These increases were mainly due to increased personnel expense and provision for the management incentive bonus.

     During the quarter and nine months ended October 1, 2000, interest income decreased $10,000 and $68,000, respectively, from the comparable periods in 1999 mainly as a result of the lower interest income received on the notes receivable generated from the sales of the discontinued operations. The decreases in interest expense during both periods are mainly due to lower levels of outstanding debt. During the nine months ended October 1, 2000, the company sold its common stock investment in Bergen Cable Technology, Inc. and realized a $1,226,000 pre-tax gain on the sale.

     The estimated effective income tax rate for 2000 is 40% compared to 35% and 32% during the three months and nine months ended October 3, 1999, respectively. The difference in the rates is mainly due to the limited state tax benefit of operating losses within a state.

     For the quarter ended October 1, 2000, the Company reported an operating profit of $883,000 compared to $218,000 in comparable quarter of 1999 mainly as a result of the increase in gross margin offset in part by higher operating expenses. Nonoperating income amounted to $60,000 in 2000 compared to $37,000 of income in the corresponding 1999 period. As a result, the Company reported net earnings from continuing operations of $565,000 during the quarter ended October 1, 2000 compared to $166,000 in 1999. Earnings from discontinued operations during the quarter ended October 3, 1999 amounted to $74,000. In total, the Company reported consolidated net earnings of $565,000 during the quarter ended October 1, 2000 versus $240,000 in the comparable quarter of 1999.

     During the nine months ended October 1, 2000, the Company reported an operating profit of $2,231,000 compared to an operating loss of $446,000 during the comparable period in 1999 as a result of the increase in gross profit offset in part by higher operating expenses. For the nine months ended October 1, 2000 nonoperating income amounted to $1,424,000 compared to $119,000 of income in 1999. As a result, the Company reported net earnings from continuing operations of $2,193,000 during the nine months ended October 1, 2000 versus a net loss of $223,000 in 1999. Discontinued operations reported a loss of $90,000 for the nine months ended October 1, 2000 versus net earnings of $809,000 in 1999. In total, the Company reported consolidated net earnings of $2,103,000 during the nine months ended October 1, 2000 compared to $586,000 in 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

     There have been no material changes in the Company's market risk during the nine months ended October 1, 2000.

     The information set forth on pages 5 of the 1999 Annual Report to Stockholders under the section "Qualitative and Quantitative Disclosures about the Market Risk" included under the caption "Management's Discussion and Analysis" is incorporated by reference.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

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

                                            MATEC Corporation
                                            ------------------------------------


Date:  November 3, 2000                     By /s/ Ted Valpey, Jr.
                                            ------------------------------------
                                            Ted Valpey, Jr.,
                                            Chairman of the Board and
                                            President

Date:  November 3, 2000                     By /s/ Michael J. Kroll
                                            ------------------------------------
                                            Michael J. Kroll
                                            Vice President and Treasurer