Form 10-K405
period 2000-12-31
MATEC CORP/DE/
filed 2001-03-27
CIK 85608

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          -----------------
                                 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------  --------------
Commission file number 1-4184
                       ------
                                MATEC Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Maryland                                            06-0737363
-------------------------------                   ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification number)

75 South St., Hopkinton, Massachusetts                        01748
--------------------------------------                     -------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code: (508) 435-9039
                                                    --------------
Securities registered pursuant to Section 12 (b) of the Act:

  Title of each class:        Name of each exchange on which registered:
------------------------      ------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, an will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of voting stock held by non-affiliates: $12,390,412 (computed by reference to the last sales price of such common stock on March 20, 2001 as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 20, 2001:  4,132,515

Documents incorporated by reference:
  Annual Report to Stockholders for the year ended December 31, 2000:
    Parts I, II and IV
  Proxy Statement for the 2001 annual meeting of stockholders: Part III

                                 PART I

Item 1.  Business
-----------------

General
-------

    MATEC Corporation ("MATEC" or "Registrant") is incorporated under the laws of Maryland. As used herein the term "Company" refers to MATEC and its subsidiaries.

    The Company's current business is conducted through its Valpey-Fisher Corporation ("Valpey") subsidiary. In the fourth quarter of 2000, the Company sold certain assets of its piezoelectric and optical components product line. For further information, see Note 3 of the Notes to Financial Statements in the 2000 Annual Report, which Note is incorporated by reference.

    In addition, during the fourth quarter of 2000, the Company sold its real estate complex located in Northborough, Massachusetts which was operated by its wholly owned subsidiary, MEKontrol, Inc. For further information, see Note 3 of the Notes to Financial Statements in the 2000 Annual Report, which Note is incorporated by reference.

Financial Information about Industry Segments
---------------------------------------------

    The Company operates in one business segment. Information about export sales is set forth in Note 15 of the Notes to Consolidated Financial Statements in the 2000 Annual Report to Stockholders, which Note is incorporated by reference.

Narrative Description of Business
-----------------------------------
  Products
  --------
    Valpey is involved in the design, production, import, and sale of frequency control devices and ultrasonic transducer devices.

    The frequency control devices include quartz crystals and oscillators incorporating these crystals and are used as integral components in electronic circuitry to assure precise timing and frequency reference. Except for more costly atomic standards, quartz crystals and oscillators continue to be one of the most stable references for accurately controlling electronic frequencies and time.

    Valpey provides a wide-frequency range of frequency control devices including standard and custom-designed product. Capabilities include:
     - high-reliability, precision crystals and oscillators used in sophisticated industrial, military and aerospace applications.

     - ultra-high frequency crystals used in crystal filters and oscillators for OEM telecommunications and microwave applications.
     - high-volume, low cost crystals and oscillators for consumer and commercial applications.

    Valpey's frequency control products are used by the telecommunications, computer and computer peripheral equipment, scientific, instrumentation, industrial, and aerospace markets. The majority of the Company's revenue is generated by the telecommunications markets including the wireless, networking and optical networking segments. The Company's frequency control products are used in telecommunications infrastructure equipment such as bandwidth multipliers, networking switches and routers, cellular base stations, transceivers and multiplexers.

    The ultrasonic transducer devices are sold to the NDT (nondestructive testing), industrial, research and medical markets. Applications include flaw detection, precision thickness gauging, corrosion inspection, weld inspection and various research applications.

Raw Materials
  -------------
    Quartz crystal bases, ceramic packages and ICs are the principal raw materials and are available from a number of domestic and foreign suppliers. From the fourth quarter of 1999 through the third quarter of 2000, the lead times for the delivery of certain raw materials increased significantly over prior lead times due to the worldwide demand for these products. Beginning in the fourth quarter of 2000, lead times began to level off and in some areas began to decline. During 2000, production was not significantly affected. However, in order to meet customer delivery requirements, Valpey changed some of its inventory purchasing practices (i.e. stocking higher inventory levels) to compensate for the long delivery lead times.

    Valpey imports sub-assemblies and completed products from various Far East (including China, Japan, South Korea, Philippines, and Taiwan) suppliers for use in its domestically manufactured product and for resale to its customers.

    In order to eliminate the effects of currency fluctuations, Valpey currently purchases the product from its foreign suppliers in U.S. dollars. As exchange rates fluctuate, Valpey's cost for these materials may become more expensive than its competitors that have taken measures to protect against exchange rate fluctuations. In addition, Valpey is subject to the inherent risks involved in international trade such as political instability and restrictive trade policies.

  Marketing and Customers
  -----------------------

    Valpey's direct sales personnel, independent manufacturers' representatives and distributors sell the frequency control products. Valpey's ultrasonic transducer devices are sold primarily by its direct sales personnel.

    Valpey sells its frequency control products primarily to original equipment manufacturers (OEMs), contract manufacturers (CMs), and distributors. Valpey's distributors also sell to both the OEMs and CMs. Ultrasonic transducer devices are sold primarily to OEMs, colleges and universities and research facilities.

    During 2000, sales to Solectron Corporation and Flextronics International, both CMs, accounted for approximately 21% and 13%, respectively, of Valpey's net sales. No customer accounted for more than 10% of Valpey's net sales in 1999 and 1998. Sales to Valpey's five largest customers accounted for approximately 50% of its sales in 2000, compared to 27% in 1999 and 26% in 1998. Sales to CMs accounted for approximately 47% of Valpey's sales in 2000, compared to 22% in 1999 and 13% in 1998.

    Export sales amounted to approximately 23% of Valpey's sales in 2000, 20% in 1999 and 26% in 1998. Sales to customers located in Canada accounted for approximately 49%, 48% and 42% of total export sales in 2000, 1999, and 1998, respectively. Valpey's international sales are transacted in U. S. dollars.


  Backlog
  -------
    Valpey's backlog of firm orders was $16,424,000 at December 31, 2000 and $6,404,000 at December 31, 1999. Valpey expects to ship the entire December 31, 2000 backlog during 2001.

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

  Manufacturing
  -------------
    Valpey's manufacturing facility is located in Hopkinton, Massachusetts. Valpey received its ISO-9001 registration for the design and manufacture of crystals and crystal oscillators in 1997. During 2001, Valpey will install a semi-automatic production line in order to increase its internal manufacturing capacity for frequency control products and to improve on customer delivery demands.

    During 2001, Valpey will begin the manufacturing of certain raw material and finished product at its operation located in Omsk, Russia.

    Valpey imports completed products from various Far East (including China, Japan, South Korea, Philippines, and Taiwan) suppliers for resale to its customers.

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

    As a result of the sale of its Bergen Cable subsidiary in 1998, the Company is performing environmental clean up at that site. See Note 4 of the Notes to Consolidated Financial Statements in the 2000 Annual Report to Stockholders, which Note is incorporated by reference.

  Employees
  ---------
    At December 31, 2000, the Company employed 146 full-time and 5 part-time employees. No employees of the Company are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

  Foreign and Domestic Operations and Export Sales
------------------------------------------------
    During 2000, Valpey established a division located in Omsk, Russia to mainly focus on new product development. At December 31, 2000, Valpey had no assets located in Russia.

    Financial information about export sales is set forth in Note 15 of the Notes to Consolidated Financial Statements in the 2000 Annual Report to Stockholders, which Note is incorporated by reference.

Forward-Looking Statements
--------------------------
    Items 1 and 7 of this Form 10-K contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, but not limited to: the ability to develop, market and manufacture new innovative products competitively, the ability of the Company and its suppliers to produce and deliver materials competitively, and the ability to limit the amount of the negative effect on operating results caused by pricing pressures.

Item 2.  Properties
-------  ----------
    Valpey owns its 32,000 square foot facility located in Hopkinton, Massachusetts that contains office and manufacturing space and serves as the Company's corporate headquarters. As a result of the disposal of a portion of its piezoelectric and optical business during 2000 and in anticipation of the addition of a semi-automatic production line in 2001, Valpey is in the process of reconfiguring the layout and making improvements to this facility.

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

Executive Officers of the Registrant
------------------------------------
    The names, ages and offices of the executive officers of the Company are as follows:

       Name              Age               Office
       ----              ---               ------
Ted Valpey, Jr.           68      President and Chief Executive Officer
Michael Deery             55      President and Chief Operating Officer-
                                    Valpey-Fisher Corporation
Michael J. Kroll          52      Vice President and Treasurer

    The term of office for each officer of the Registrant is until the first meeting of the Board of Directors following the Annual Meeting of Stockholders and until a successor is chosen and qualified.

    Mr. Valpey has been President and Chief Executive Officer of the Registrant since April 28, 1997. He has been Chairman of the Corporation since 1982.

    Mr. Deery has been President and Chief Operating Officer of Valpey-Fisher Corporation since September 1999. He was Vice President of International Manufacturing of Tambrands, Inc., a manufacturer of health care products, from prior to 1996 to 1998.

    Mr. Kroll has been Vice President and Treasurer of the Registrant since
1982.

                               PART II

Item 5.  Market for the Registrant's Common Equity and Related
-------  -----------------------------------------------------
         Stockholder Matters
         -------------------

    The information set forth on the inside back cover of the 2000 Annual Report to Stockholders under the caption "Common Stock Information" is incorporated by reference.

Item 6.  Selected Financial Data
-------  -----------------------

    The information set forth on page 4 of the 2000 Annual Report to Stockholders under the caption "Five Year Financial Summary" is incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

    The information set forth on pages 4 through 6 of the 2000 Annual Report to Stockholders under the caption "Management's Discussion and Analysis" is incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

    The information set forth on page 6 of the 2000 Annual Report to Stockholders under the section "Quantitative and Qualitative Disclosures about Market Risk" included under the caption "Management's Discussion and Analysis" is incorporated by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

    The information contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Independent Auditors' Report appearing on pages 7 through 19 of the 2000 Annual Report to Stockholders is incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting
-------  ------------------------------------------------------------
         and Financial Disclosure
         ------------------------

    Not applicable

                                 PART III

    The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  -------------------------------------------------------
          Form 8-K
          --------

(a) 1. The following Consolidated Financial Statements are incorporated by reference from the indicated pages of the 2000 Annual Report to
         Stockholders:

                                                        Page Number(s) in
                                                          Annual Report

     Consolidated Balance Sheets,
      December 31, 2000 and 1999 .......................          7

     Consolidated Statements of Operations
      for the Years Ended December 31, 2000,
      1999 and 1998 ....................................          8

     Consolidated Statements of Cash Flows
      for the Years Ended December 31, 2000,
      1999 and 1998 ....................................          9

     Consolidated Statements of Stockholders' Equity
      for the Years Ended December 31, 2000,
      1999 and 1998 ....................................         10

     Consolidated Statements of Comprehensive Income
      (Loss) for the Years Ended December 31, 2000,
      1999 an 1998 .....................................         11

     Notes to Consolidated Financial Statements.........      12-18

     Independent Auditors' Report ......................         19


(a) 2. The following schedule to the Consolidated Financial Statements and the Independent Auditors' Report on Schedule are filed as part of this report.

                                                            Page Number
                                                           -------------
Independent Auditors' Report............................         14
Schedule II - Valuation Reserves .......................         15

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) 3. The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index on page 16, are as follows:

     Exhibit No.                            Description
     -----------       ------------------------------------------------

     2.                Agreement of Merger and Recapitalization
     3.1               Articles of Incorporation
     3.2               Amendment to Article II, Section 2 of the By-Laws effective
                       March 14, 2000
     3.3               Amendment to Article III, Section 1 of the By-Laws effective
                       May 18, 2000
     3.4               By-Laws effective May 18, 2000
     10.1     *        1992 Stock Option Plan
     10.2     *        1999 Stock Option Plan
     10.3     *        Management Incentive Plan
     13.               2000 Annual Report to Stockholders
     21.               Subsidiaries of the Registrant
     23.               Independent Auditors' Consent

     * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

(b)      Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the last quarter of its year ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MATEC Corporation
Date:  March 20, 2001             By: /s/ Ted Valpey, Jr.
                                     ----------------------
                                     Ted Valpey, Jr.
                                     President and Chief
                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                    Date
     ---------                   ------                   -----
/s/ Ted Valpey, Jr.            President, Chief Executive            March 20, 2001
-----------------------        Officer, Chairman of the Board
Ted Valpey, Jr.                and Director

/s/ Michael J. Kroll           Vice President and Treasurer
-----------------------        (Principal Financial Officer          March 20, 2001
Michael J. Kroll               and Principal Accounting
                               Officer)

/s/ Richard W. Anderson        Director                              March 20, 2001
-----------------------
Richard W. Anderson

/s/ Michael Deery              Director                              March 20, 2001
-----------------------
Michael Deery

/s/ Eli Fleisher               Director                              March 20, 2001
-----------------------
Eli Fleisher

/s/ Lawrence Holsborg          Director                              March 20, 2001
-----------------------
Lawrence Holsborg

/s/ Michael P. Martinich       Director                              March 20, 2001
------------------------
Michael P. Martinich

/s/ John J. McArdle III        Director                              March 20, 2001
------------------------
John J. McArdle III

/s/ Robert W. Muir, Jr.        Director                              March 20, 2001
------------------------
Robert W. Muir, Jr.

/s/ Joseph W. Tiberio          Director                              March 20, 2001
-----------------------
Joseph W. Tiberio

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
MATEC Corporation
Hopkinton, Massachusetts

We have audited the consolidated financial statements of MATEC Corporation and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 16, 2001 (February 27, 2001 as to Note 17); such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of MATEC Corporation and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Boston, Massachusetts
February 16, 2001
(February 27, 2001 as to Note 17)

                    MATEC Corporation and Subsidiaries
                    ----------------------------------

              Schedule II - Valuation and Qualifying Accounts
              -----------------------------------------------

                                        Additions
                                  -----------------------
                      Balance at  Charged to   Charged to                  Balance
                      Beginning   Costs and    Other                       at End
  Description         of Period   Expenses     Accounts      Deductions    of Period
  -----------         ---------   --------     ----------    ----------    ---------
Allowance for
  Doubtful Accounts:

Year Ended:
  December 31, 2000   $  93,000   $  30,700    $  51,300     $      -      $  175,000
                      =========   =========    =========     =========     ==========

  December 31, 1999   $  75,000   $  28,800    $      -      $ (10,800)    $   93,000
                      =========   =========    =========     =========     ==========

  December 31, 1998   $  45,000   $  18,002    $      -      $ (11,998)    $   75,000
                      =========   =========    =========     =========     ==========


Inventory Reserve:

Year Ended:
  December 31, 2000  $1,380,000   $ 935,000    $      -      $(642,000)    $1,673,000
                     ==========   =========    =========     =========     ==========

  December 31, 1999  $1,212,000   $ 448,000    $      -      $(280,000)    $1,380,000
                     ==========   =========    =========     =========     ==========

  December 31, 1998  $  857,000   $ 419,730    $      -      $ (64,730)    $1,212,000
                     ==========   =========    =========     =========     ==========


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

 3.2 Amendment to Article II, Section 2 of the By-Laws effective March 14, 2000. Filed herewith.

 3.3 Amendment to Article III, Section 1 of the By-Laws effective May 18, 2000 (incorporated by reference to Exhibit 3.1 on Registrant's Form 10-Q for the quarterly period ended April 2, 2000.

 3.4        By-Laws effective May 18, 2000.  Filed herewith.

10.1        1992 Stock Option Plan (incorporated by reference to
            Exhibit 10.(a) on Registrant's Form 10-K for the year ended December 31, 1997).

10.2        1999 Stock Option Plan (incorporated by reference to
            Exhibit A to the Proxy Statement of Registrant for its Special In Lieu of Annual Meeting of Stockholders held on May 13, 1999).

10.3        Management Incentive Plan (incorporated by reference to
            Exhibit 10.3 on Registrant's Form 10-Q for the quarterly period ended July 2, 2000).

13. Portions of the 2000 Annual Report to Stockholders. Filed herewith.

21.         Subsidiaries of the Registrant. Filed herewith.

23.         Independent Auditors' Consent. Filed herewith.