Form 10-Q
period 2001-04-01
MATEC CORP/DE/
filed 2001-04-30
CIK 85608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------      ----------------

Commission File Number 1-4184

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

As of April 26, 2001, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,132,515.

                                MATEC CORPORATION

                                      INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets -
           April 1, 2001 and December 31, 2000 ........................      3

         Consolidated Statements of Operations -
           Three Months Ended April 1, 2001 and April 2, 2000 .........      4

         Consolidated Condensed Statements of Cash Flows -
           Three Months Ended April 1, 2001 and April 2, 2000 .........      5

         Consolidated Statements of Comprehensive Income -
           Three Months Ended April 1, 2001 and April 2, 2000 .........      6

         Notes to Consolidated Condensed Financial Statements .........    7-9

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................  10-12

         Quantitative and Qualitative Disclosures about

           Market Risk ................................................     12

PART II.  OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K ....................     13

Signatures ........................................................         14

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       MATEC Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                            4/1/01  12/31/00
                                                          --------  --------
                             ASSETS

Current assets:
  Cash and cash equivalents ...........................   $ 1,108   $ 1,627
  Receivables, net ....................................     5,290     4,458
  Inventories .........................................     7,011     6,413
  Deferred income taxes and other current assets ......       895       860
                                                          -------   -------
         Total current assets .........................    14,304    13,358
                                                          -------   -------
Property, plant and equipment, at cost ................     8,460     7,923
  Less accumulated depreciation .......................     4,878     4,871
                                                          -------   -------
                                                            3,582     3,052
                                                          -------   -------
Marketable equity securities ..........................     3,623     2,975
Other assets ..........................................       248       269
                                                          -------   -------
                                                          $21,757   $19,654
                                                          =======   =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ...................   $   217   $    --
  Accounts payable ....................................     2,778     2,217
  Accrued liabilities .................................     1,280     2,037
  Income taxes ........................................       363       191
                                                          -------   -------
         Total current liabilities ....................     4,638     4,445
                                                          -------   -------
Long-term debt ........................................       783        --
Deferred income taxes .................................     1,586     1,350

Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none ...........        --        --
  Common stock, $.05 par value-
   Authorized 10,000,000 shares;Issued and outstanding:

         4,132,515 and 4,131,015 shares ...............       207       207
  Capital surplus .....................................     4,766     4,761
  Retained earnings ...................................     7,703     7,205
  Accumulated other comprehensive income ..............     2,074     1,686
                                                          -------   -------
         Total stockholders' equity ...................    14,750    13,859
                                                          -------   -------
                                                          $21,757   $19,654
                                                          =======   =======

See notes to consolidated condensed financial statements

                       MATEC Corporation and Subsidiaries
                      Consolidated Statements of Operations
                (In thousands, except per share data) (Unaudited)

                                                          Three Months Ended
                                                           4/1/01    4/2/00
                                                          -------   -------
Net sales .........................................       $ 7,001   $ 5,426
Cost of sales .....................................         4,985     3,802
                                                          -------   -------
  Gross profit ....................................         2,016     1,624

Operating expenses:
 Selling and advertising ..........................           785       622
 General and administrative .......................           456       411
                                                          -------   -------
                                                            1,241     1,033

Operating profit ..................................           775       591

Other income (expense):
 Interest income ..................................            23        45
 Interest expense .................................            (4)       (9)
 Gain on sale of investment .......................            --     1,226
 Other, net .......................................            36        28
                                                          -------   -------
                                                               55     1,290
Earnings from continuing
 operations before income taxes ...................           830     1,881
Income tax (expense) ..............................          (332)     (752)
                                                          -------   -------
Earnings from continuing operations ...............           498     1,129
Earnings (loss) from discontinued
 operations, net of taxes .........................            --       (90)
                                                          -------   -------
Net earnings ......................................       $   498   $ 1,039
                                                          =======   =======

Basic earnings(loss)per share:
  Continuing operations ...........................       $   .12   $   .28
  Discontinued operations .........................            --      (.02)
                                                          -------   -------
                                                          $   .12 $     .26
                                                          =======   =======
Diluted earnings(loss)per share:
  Continuing operations ...........................       $   .11   $   .27
  Discontinued operations .........................            --      (.02)
                                                          -------   -------
                                                          $   .11   $   .25
                                                          =======   =======
Weighted average shares:
  Basic ...........................................         4,132     4,070
  Diluted .........................................         4,381     4,251


Cash dividends per share ..........................       $    --   $   .13
                                                          =======   =======

See notes to consolidated condensed financial statements.

                       MATEC Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                           4/1/01      4/2/00
                                                         --------    --------
Cash flows from operating activities:
 Net earnings from continuing operations ...........    $     498   $ 1,129
 Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
   Depreciation and amortization ...................          196       155
   Deferred income taxes ...........................          (48)     (113)
   Gain on sale of investment ......................         --      (1,226)
   Other ...........................................         --           8
   Changes in operating assets and liabilities .....       (1,524)      276
                                                        ---------   -------
Net cash provided (used) by operating activities ...         (878)      229
---------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of investment ..................         --       1,319
 Capital expenditures ..............................         (726)     (171)
 Collection of note receivables ....................           88        43
 Other, net ........................................           (8)       (8)
                                                        ---------   -------
Net cash provided (used) by investing activities ...         (646)    1,183
---------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from long-term debt ......................        1,000      --
 Payments on long-term debt ........................         --        (745)
 Dividend paid .....................................         --        (548)
 Stock options exercised ...........................            5        11
                                                        ---------   -------
Net cash provided (used) by financing activities ...        1,005    (1,282)
---------------------------------------------------------------------------
Net cash (used) by discontinued operations .........         --         (90)
---------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (519)       40

Cash and cash equivalents:
 Beginning of period ...............................        1,627     3,118
                                                        ---------   -------
 End of period .....................................    $   1,108   $ 3,158
                                                        =========   =======

Noncash investing and financing activities:

   During the first quarter of 2000, the Company issued 127,500 common shares upon the conversion of the lender's warrants as payment for $255,000 of debt.

See notes to consolidated condensed financial statements.

                       MATEC Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                          4/1/01     4/2/00
                                                          -------   -------
Net earnings ..................................          $    498   $ 1,039

Other comprehensive income, net of tax:
 Unrealized gain (loss) on marketable equity
 securities, net of tax expense of $260 in 2001
 and a tax benefit of $52 in 2000 .............               388       (77)
                                                         --------   -------
Comprehensive income ..........................          $    886   $   962
                                                         ========   =======

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

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", for the year beginning January 1, 2001. The impact of the adoption was not material to the financial statements of the Company.

     These interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.   Receivables, net:

     Receivables, net of allowances, consist of the following:

                                                             4/1/01   12/31/00
                                                            -------   --------
                                                               (in thousands)
Accounts receivable, less allowance for doubtful
 accounts of $251 and $175 .............................    $ 5,144     $4,250
Amounts due from the sale of discontinued operations
 and assets ............................................        146        208
                                                            -------     ------
                                                            $ 5,290     $4,458
                                                            =======     ======

3.   Inventories:

     Inventories consist of the following:

                                                             4/1/01   12/31/00
                                                            -------   --------
                                                               (in thousands)
               Raw materials ............................   $ 2,529    $ 3,089
               Work in process ..........................     2,281      2,009
               Finished goods ...........................     2,201      1,315
                                                            -------    -------
                                                            $ 7,011    $ 6,413
                                                            =======    =======

4.   Long-Term Debt:

     On February 27, 2001, the Company entered into a bank credit arrangement which included an unsecured $2 million, 5 year term promissory note and an unsecured $1.25 million revolving line of credit. The interest rate on the term note is 6.62% and borrowings under the line of credit bear interest at LIBOR plus either 1.4% or 1.5% based on the option term chosen by the Company. There are no compensating balance or commitment fees under the arrangement. The credit arrangement contains typical financial covenants, including among other things, a minimum tangible net worth, an interest coverage ratio, and a limit on the total amount of capital stock repurchases. At April 1, 2001, the Company had borrowed $1 million of the $2 million term note.

     In January 2000, the Company paid $745,000 in cash and issued 127,500 shares of common stock as payment in full for the $1 million term debt note due June 30, 2000. The common shares were issued upon conversion of the lender's warrants.

5.   Discontinued Operations:

     During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. ("BCT") subsidiary. As a result of the sale, the company is performing environmental cleanup at the site. During the first quarter of 2000, the Company expensed $150,000 to increase the environmental expense accrual to reflect the current available estimate to complete the remediation. As of April 1, 2001, $800,000 has been expensed for the cleanup and $57,000 is accrued for future payments.

6.   Gain on Sale of Investment:

     In the first quarter of 2000, the Company sold its common stock interest in Bergen Cable Technology, Inc., received $1,319,000 in cash after estimated expenses and recorded a pre-tax gain of $1,226,000 on the sale. The Company acquired these shares as part of the purchase price for the sale of BCT. In addition, the Company's share of the escrow balance amounts to approximately $170,000. This escrow balance, less any claims for indemnity thereon, will be distributed to the Company on or before January 4, 2002. The Company will record a gain on this escrow balance when the cash is received, if any.

7.   Earnings (Loss) Per Share:

     The computation of basic and diluted earnings (loss) per share from continuing operations is as follows:

                                                       THREE MONTHS ENDED
In thousands, except per share amounts                   4/1/01   4/2/00
--------------------------------------                  -------  -------
  BASIC
  -----
Earnings from continuing operations                      $  498   $1,129
                                                         ======   ======
Weighted average shares outstanding                       4,132    4,070
                                                         ======   ======
Basic earnings per share from continuing operations      $  .12   $  .28
                                                         ======   ======
  DILUTED
  -------
Earnings from continuing operations                      $  498   $1,129
Plus: interest impact, net of tax from the
      assumed reduction of debt from the
      conversion of warrants                                  -        4
                                                         ------   ------
Adjusted earnings from continuing operations             $  498   $1,133
                                                         ======   ======
Weighted average shares outstanding                       4,132    4,070
Increase from the assumed:
  exercise of stock options                                 249      144
  conversion of warrants                                      -       37
                                                         ------   ------
Diluted weighted average shares outstanding               4,381    4,251
                                                         ======   ======
Diluted earnings per share from continuing operations    $  .11   $  .27
                                                         ======   ======

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents decreased $519,000 during the three months ended April 1, 2001. During this period, the Company's continuing operations and investing activities used cash of $878,000 and $646,000, respectively, and financing activities provided cash of $1,005,000.

     Trade receivables, net increased $894,000 mainly as a result of the increased number of days sales outstanding. Inventories increased $597,000 mainly to support the current sales backlog and customer delivery requirements. The $561,000 increase in accounts payable is mainly due to the higher inventory level and purchases of capital equipment. The $757,000 reduction in accrued liabilities is due primarily to payments of the profit sharing and incentive compensation accruals.

     During the three months ended April 1, 2001, capital expenditures amounted to $726,000 as the Company continued its installations of the semi-automatic production line and a new computer information system and continued its building improvements.

     The Company borrowed $1 million under its $2 million term note agreement during the three months ended April 1, 2001.

     Management believes that based on its current working capital, the expected cash flows from operations, its $2 million term note agreement and its $1,250,000 revolving line of credit, the Company's resources are sufficient to meet its financial needs in 2001 including a remaining capital expenditures budget of approximately $1.6 million.

Results of Operations
---------------------

     For the quarter ended April 1, 2001, net sales from continuing operations increased $1,575,000 or 29% over the comparable quarter in 2000. The main reason for the sales increase over last year was the higher backlog at the beginning of 2001 ($16.4 million) compared to that at the beginning of 2000 ($6.4 million). At April 1, 2001, the Company's backlog was $15.4 million compared to $8.3 million at April 2, 2000. The Company saw a sharp reduction in bookings during the recent quarter as the market demand from the telecommunications, networking and wireless markets dropped significantly as customers began reporting slower growth rates and excess inventory levels. In turn, some customers have requested push-out of deliveries and cancellations of orders. The Company is currently working with its customers in order to try to minimize any potential additional cancellations. The Company is not sure of the potential impact on its future operations from the current continuing market uncertainties.

     During the quarter ended April 1, 2001, the gross profit percentage was 29% compared to 30% in 2000. As a percentage of sales, raw material costs decreased about 2% points and direct labor increased about 1.5% points from 2000 mainly as a result of changes in the product mix of sales. Overhead expenses as a percentage of sales increased about 1.5% points over 2000. Increases in indirect labor and related fringe benefits and depreciation expense were the main reasons for the higher overhead expenses.

     During the quarter ended April 1, 2001, selling and advertising expenses increased $163,000 (26%) over the comparable period in 2000. Increased advertising and promotion expenses and higher sales commission expense to the Company's outside manufacturers' representatives were the main reasons for the expense increases during these periods.

     General and administrative expenses during the quarter ended April 1, 2001, increased $45,000 (11%) over 2000 mainly as a result of increased personnel expense.

     During the quarter ended April 1, 2001, interest income decreased $22,000 from 2000 mainly as a result of the lower cash balances during the current year. The decrease in interest expense is mainly due to the lower amount of outstanding debt. During the quarter ended April 2, 2000, the company sold its common stock investment in Bergen Cable Technology, Inc. and realized a $1,226,000 pre-tax gain on the sale.

     The estimated effective income tax rate for both 2001 and 2000 is 40%.

     For the quarter ended April 1, 2001, the Company reported an operating profit of $775,000 compared to $591,000 in comparable quarter of 2000 mainly as a result of the increase in sales and gross margin offset in part by higher operating expenses. Nonoperating income amounted to $55,000 in 2001 compared to $1,290,000 of income in the corresponding 2000 period. As a result, the Company reported net earnings from continuing operations of $498,000 during the quarter ended April 1, 2001 compared to $1,129,000 in 2000. Loss from discontinued operations during the quarter ended April 2, 2000 amounted to $90,000. In total, the Company reported consolidated net earnings of $498,000 during the quarter ended April 1, 2001 versus $1,039,000 in the comparable quarter of 2000.

Forward-Looking Statements
--------------------------

     Certain statements made herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, but not limited to: the ability to develop, market and manufacture new innovative products competitively, the ability of the Company and its suppliers to produce and deliver materials and products competitively, and the ability to limit the amount of the negative effect on operating results caused by pricing pressure.

Recent Accounting Pronouncements
--------------------------------

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", for the year beginning January 1, 2001. The impact of the adoption was not material to the financial statements of the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Company's market risk during the quarter ended April 1, 2001.

     The information set forth on page 6 of the 2000 Annual Report to Stockholders under the section "Qualitative and Quantitative Disclosures about the Market Risk" included under the caption "Management's Discussion and Analysis" is incorporated by reference.

                                PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          7.1 Loan Agreement dated February 27, 2001 between the Registrant, Valpey Fisher Corporation and First Massachusetts Bank, N.A. Filed herewith.

          7.2 Commercial Term Promissory Note dated February 27, 2001 between the Registrant, Valpey Fisher Corporation and First Massachusetts Bank, N.A. Filed herewith.

          7.3 Demand Revolving Line of Credit Promissory Note dated February 27, 2001 between the Registrant, Valpey Fisher Corporation and First Massachusetts Bank, N.A. Filed herewith.

          13 Page 6 of the 2000 Annual Report to Stockholders. Filed For electronic purposes only.


          (b)  Reports on Form 8-K - None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MATEC Corporation
                                        -------------------------------


Date:  April 26, 2001                   By /s/ Ted Valpey, Jr.
                                        ----------------------------
                                        Ted Valpey, Jr.,
                                        Chairman of the Board and President

Date:  April 26, 2001                   By /s/ Michael J. Kroll
                                        ----------------------------
                                        Michael J. Kroll
                                        Vice President and Treasurer