Form 10-Q
period 2001-07-01
MATEC CORP/DE/
filed 2001-08-13
CIK 85608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from____to____

Commission File Number 1-4184

MATEC CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	06-0737363

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

75 South St., Hopkinton, Massachusetts	01748

(Address of principal executive offices)	(Zip Code)

(508) 435-9039

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of July 31, 2001, the number of shares outstanding of Registrant’s Common Stock, par value $.05 was 4,132,515.

MATEC CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

Consolidated Condensed Balance Sheets – July 1, 2001 and December 31, 2000

Consolidated Statements of Operations – Three Months and Six Months Ended July 1, 2001 and July 2, 2000

Consolidated Condensed Statements of Cash Flows – Six Months Ended July 1, 2001 and July 2, 2000

Consolidated Statements of Comprehensive Income – Three Months and Six Months ended July 1, 2001and July 2, 2000

Notes to Consolidated Condensed Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

PART II.	OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 – Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

MATEC Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share data)  (Unaudited)

	7/1/01	12/31/00

ASSETS
Current assets:
Cash and cash equivalents	$894	$1,627
Receivables, net	4,238	4,458
Inventories	6,985	6,413
Deferred income taxes and other current assets	907	860

Total current assets	13,024	13,358

Property, plant and equipment, at cost	9,527	7,923
Less accumulated depreciation	5,073	4,817

	4,454	3,052

Marketable equity securities	5,822	2,975
Other assets	189	269

	$23,489	$19,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$200	$-
Accounts payable	1,551	2,217
Accrued liabilities	1,210	2,037
Income taxes	158	191

Total current liabilities	3,119	4,445

Long-term debt	1,682	-
Deferred income taxes	2,445	1,350

Stockholders’ equity:
Preferred stock, $1.00 par value-
Authorized 1,000,000 shares; issued none	-	-
Common stock, $.05 par value-
Authorized 10,000,000 shares; Issued and outstanding:
4,132,515 and 4,131,015 shares	207	207
Capital surplus	4,766	4,761
Retained earnings	7,876	7,205
Accumulated other comprehensive income	3,394	1,686

Total stockholders’ equity	16,243	13,859

	$23,489	$19,654

See notes to consolidated condensed financial statements

MATEC Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	7/1/01	7/2/00	7/1/01	7/2/00

Net sales	$4,913	$6,287	$11,914	$11,713
Cost of sales	3,688	4,394	8,673	8,196

Gross profit	1,225	1,893	3,241	3,517
Operating expenses:
Selling and advertising	741	753	1,526	1,375
General and administrative	364	383	820	794

	1,105	1,136	2,346	2,169
Operating profit	120	757	895	1,348

Other income (expense):
Interest income	11	39	34	84
Interest expense	(30)	-	(34)	(9)
Gain on sale of investment	152	-	152	1,226
Other, net	36	35	72	63

	169	74	224	1,364
Earnings from continuing operations before income taxes	289	831	1,119	2,712
Income tax (expense)	(116)	(332)	(448)	(1,084)

Earnings from continuing operations	173	499	671	1,628
Earnings (loss) from discontinued operations, net of taxes	-	-	-	(90)

Net earnings	$173	$499	$671	$1,538

Basic earnings (loss) per share:
Continuing operations	$.04	$.12	$.16	$.40
Discontinued operations	-	-	-	(.02)

	$.04	$.12	$.16	$.38

Diluted earnings (loss) per share:
Continuing operations	$.04	$.11	$.15	$.39
Discontinued operations	-	-	-	(.02)

	$.04	$.11	$.15	$.37

Weighted average shares:
Basic	4,133	4,109	4,132	4,090
Diluted	4,279	4,351	4,330	4,301

Cash dividends per share	$-	$-	$-	$.13

MATEC Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	7/1/01	7/2/00

Cash flows from operating activities:
Net earnings from continuing operations	$671	$1,628
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	391	311
Deferred income taxes	(96)	(241)
Gain on sale of investment	(152)	(1,226)
Other	-	2
Changes in operating assets and liabilities	(1,937)	(639)

Net cash (used) by operating activities	(1,123)	(165)

Cash flows from investing activities:
Proceeds from sale of investment	183	1,319
Capital expenditures	(1,793)	(652)
Collection of note receivables	121	83
Other, net	(8)	(8)

Net cash provided (used) by investing activities	(1,497)	742

Cash flows from financing activities:
Proceeds from long-term debt	2,000	-
Payments on long-term debt	(118)	(745)
Dividend paid	-	(548)
Stock options exercised	5	14

Net cash provided (used) by financing activities	1,887	(1,279)

Net cash (used) by discontinued operations	-	(90)

Net (decrease) in cash and cash equivalents	(733)	(792)
Cash and cash equivalents:
Beginning of period	1,627	3,118

End of period	$894	$2,326

Noncash investing and financing activities:

During the first quarter of 2000, the Company issued 127,500 common shares upon the conversion of the lender’s warrants as payment for $255,000 of debt.

See notes to consolidated condensed financial statements.

MATEC Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	7/1/01	7/2/00

Net earnings	$173	$499

Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable equity securities, net of tax expense of $879 in 2001 and a tax benefit of $40 in 2000	1,320	(58)

Comprehensive income	$1,493	$441

	Six Months Ended
	7/1/01	7/2/00

Net earnings	$671	$1,538

Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable equity securities, net of tax expense of $1,139 in 2001 and a tax benefit of $92 in 2000	1,708	(135)

Comprehensive income	$2,379	$1,403

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

                The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, for the year beginning January 1, 2001.  The impact of the adoption was not material to the financial statements of the Company.

                These interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.             Receivables, net:

                Receivables, net of allowances, consist of the following:

	7/1/01	12/31/00

	(in thousands)
Accounts receivable, less allowance for doubtful accounts of $284 and $175	$4,095	$4,250
Amounts due from the sale of discontinued operations and assets	143	208

	$4,238	$4,458

3.             Inventories:

Inventories consist of the following:
	7/1/01	12/31/00

	(in thousands)
Raw materials	$4,145	$3,089
Work in process	1,244	2,009
Finished goods	1,596	1,315

	$6,985	$6,413

4.             Long-Term Debt:

                On February 27, 2001, the Company entered into a bank credit arrangement which included an unsecured $2 million, 5 year term promissory note and an unsecured $1.25 million revolving line of credit.  The interest rate on the term note is 6.62% and borrowings under the line of credit bear interest at LIBOR plus either 1.4% or 1.5% based on the option term chosen by the Company.  There are no compensating balance or commitment fees under the arrangement.  The credit arrangement contains typical financial covenants, including among other things, a minimum tangible net worth, an interest coverage ratio, and a limit on the total amount of capital stock repurchases.  At July 1, 2001, the Company had borrowed the entire $2 million of the term note.

                In January 2000, the Company paid $745,000 in cash and issued 127,500 shares of common stock as payment in full for the $1 million term debt note due June 30, 2000.  The common shares were issued upon conversion of the lender’s warrants.

5.             Discontinued Operations:

                During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. (“BCT”) subsidiary.  As a result of the sale, the company is performing environmental cleanup at the site.  During the first quarter of 2000, the Company expensed $150,000 to increase the environmental expense accrual to reflect the current available estimate to complete the remediation.  As of July 1, 2001, $800,000 has been expensed for the cleanup and $52,000 is accrued for future payments.

6.             Gain on Sale of Investment:

                In the second quarter of 2001, the real estate owned by Bergen Real Estate L.L.C. was sold.  The Company had retained a 10% ownership interest in the L.L.C. and as a result, received $183,000 in cash after estimated expenses and recorded a pre-tax gain of $152,000 on the sale. The Company acquired its interest in this L.L.C. as part of the purchase price for the sale of BCT.

                In the first quarter of 2000, the Company sold its common stock interest in Bergen Cable Technology, Inc., received $1,319,000 in cash after estimated expenses and recorded a pre-tax gain of $1,226,000 on the sale.  The Company acquired these shares as part of the purchase price for the sale of BCT.  In addition, the Company’s share of the escrow balance amounts to approximately $170,000.  This escrow balance, less any claims for indemnity thereon, will be distributed to the Company on or before January 4, 2002.  The Company will record a gain on this escrow balance when the cash is received, if any.

7. Earnings Per Share:

                The computation of basic and diluted earnings per share from continuing operations is as follows:

	THREE MONTHS ENDED
In thousands, except per share amounts	7/1/01	7/2/00

BASIC

Earnings from continuing operations	$173	$499

Weighted average shares outstanding	4,133	4,109

Basic earnings per share from continuing operations	$.04	$.12

DILUTED

Earnings from continuing operations	$173	$499

Weighted average shares outstanding	4,133	4,109
Increase from the assumed exercise of stock options	146	242

Diluted weighted average shares outstanding	4,279	4,351

Diluted earnings per share from continuing operations	$.04	$.11

	SIX MONTHS ENDED
	7/1/01	7/2/00

BASIC

Earnings from continuing operations	$671	$1,628

Weighted average shares outstanding	4,132	4,090

Basic earnings per share from continuing operations	$.16	$.40

DILUTED

Earnings from continuing operations	$671	$1,628
Plus: interest impact, net of taxes from the assumed reduction of debt from the conversion of warrants	-	4

Adjusted earnings from continuing operations	$671	$1,632

Weighted average shares outstanding	4,132	4,090
Increase from the assumed:
exercise of stock options	198	192
conversion of warrants	-	19

Diluted weighted average shares outstanding	4,330	4,301

Diluted earnings per share from continuing operations	$.15	$.39

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

                Cash and cash equivalents decreased $733,000 during the six months ended July 1, 2001.  During this period, the Company’s continuing operations and investing activities used cash of $1,123,000 and $1,497,000, respectively, and financing activities provided cash of $1,887,000.

                The primary reason for the decrease in cash from operations was the $1,937,000 of changes in operating assets and liabilities.  Inventories have increased $572,000 mainly as a result of the decreased sales during the three months ended July 1, 2001.  The $666,000 decrease in accounts payable is mainly due to the timing of inventory and capital equipment purchases.  The $827,000 reduction in accrued liabilities is due primarily to payments of the profit sharing and incentive compensation accruals.

                During the six months ended July 1, 2001, capital expenditures amounted to $1,793,000 as the Company continued its installations of the semi-automatic production line and a new computer information system and completed its building improvements.

                The Company borrowed $2 million under its term note agreement and repaid $118,000 of this debt during the six months ended July 1, 2001.

                The Company’s investment in marketable equity securities consists of 517,527 shares of MetroWest Bank (“MWB”) common stock.   Under Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company has classified these securities as “available for sale” and are carried at fair value, with unrealized gains, net of taxes excluded from earnings and reported as a component of stockholders’ equity.  On June 11, 2001, the MWB Board of Directors approved an agreement by which Banknorth Group, Inc. will acquire all of the common stock of MWB for $11.50 per share in cash.  The agreement is subject to stockholder approval of MWB bank and regulatory approval.  The proposed acquisition is expected to be completed before December 31, 2001.  The Company expects to record an after-tax gain of approximately $3.5 million or $.84 per share when the proposed transaction is completed.  However, since under SFAS No. 115 the unrealized gain, net of taxes at July 1, 2001 is currently reported as a component of stockholders’ equity, the net book value of the Company’s common stock will increase by approximately $.02 per share upon completion of the transaction.

                Management believes that based on its current working capital, the expected cash flows from operations, its $2 million term note agreement and its $1,250,000 revolving line of credit, the Company’s resources are sufficient to meet its financial needs in 2001 including a remaining revised capital expenditures budget of approximately $100,000.

Results of Operations

                For the quarter ended July 1, 2001, net sales decreased $1,374,000 or 22% from the comparable quarter in 2000. The main reason for the sales decrease from last year was the sharp drop in the demand from the telecommunications, networking and wireless markets.  The Company began to see a drop-off in market demand in the first quarter of 2001 as customers began reporting slower growth rates and excess inventory levels.  In addition, some customers have requested push-out of deliveries and order cancellations.  As a result of this continued market weakness the Company has seen its backlog drop from $15.4 million on April 1, 2001 to $7.0 million at July 1, 2001.  The Company is continuing to work with its customers in an effort to try to minimize further cancellations and delivery push-outs.  At this time, the Company is not sure of the potential impact on its future operations from the continuing market uncertainties.  For the six months ended July 1, 2001, net sales increased $201,000 or 2% over the comparable 2000 period.  This slight sales increase is due to the stronger first quarter sales in 2001 compared to that in the first quarter of 2000 mainly as a result of the higher beginning backlog level.

                During the quarter ended July 1, 2001, the gross profit percentage was 25% compared to 30% in comparable period in 2000. For the six months ended July 1, 2001, the gross profit percentage was 27% compared to 30% in the 2000 period.  As a percentage of sales, raw material costs decreased about 1% point and 2% points during the quarter and six months ended July 1, 2001, respectively, from the comparable 2000 periods.  Direct labor increased about 1.6% points from both the 2000 periods.  The raw material and direct labor changes were mainly a result of changes in the product mix of sales.  Overhead expenses as a percentage of sales increased about 4.0% points and 3.5% points during the quarter and six months ended July 1, 2001 over the 2000 periods. Increases in indirect labor and related fringe benefits and depreciation expense were the main reasons for the higher overhead expenses.  In addition, gross profit percentage for the quarter ended July 1, 2001 was negatively impacted by the fixed overhead expenses being allocated over the lower sales level.

                During the quarter ended July 1, 2001, selling and advertising expenses decreased $12,000 (2%) from the comparable period in 2000. During the six months ended July 1, 2001, selling and advertising expenses increased $151,000 (11%) over the corresponding period in 2000.  Increased advertising, travel and promotion expenses and higher sales commission expense to the Company’s outside manufacturers’ representatives were the main reasons for the expense increase during this period.

General and administrative expenses during the quarter ended July 1, 2001 decreased $19,000 (5%) from 2000 mainly as a result of a lower provision for the management incentive bonus, offset in part by increased personnel expense. For the six months ended July 1,2001 general and administrative expenses increased $26,000 (3%) over the comparable period in 2000. Increased personnel and relocation expenses, offset in part by a lower provision for the management incentive bonus, were the main reasons for the higher expenses in 2001.

                The decreases in interest income during the quarter and six months ended July 1, 2001 result mainly from the lower cash balances during the current year periods.  The increases in interest expense are due to the higher amounts of outstanding debt in 2001.  In the second quarter of 2001, the real estate owned by Bergen Real Estate L.L.C. was sold.  The Company realized a pre-tax gain of $152,000 after estimated expenses for its ownership share in this company.  During the six months ended July 2, 2000, the Company sold its common stock investment in Bergen Cable Technology, Inc. and realized a $1,226,000 pre-tax gain on the sale.

                The estimated effective income tax rate for both 2001 and 2000 is 40%.

                For the quarter ended July 1, 2001, the Company reported an operating profit of $120,000 versus $757,000 in the comparable quarter of 2000 mainly as a result of the decrease in sales and gross margin.  Nonoperating income amounted to $169,000 in 2001 compared to $74,000 of income in the corresponding 2000 period.  As a result, the Company reported net earnings from continuing operations of $173,000 during the quarter ended July 1, 2001 compared to $499,000 in 2000

                For the six months ended July 1, 2001, the Company reported an operating profit of $895,000 versus $1,348,000 in the comparable period of 2000 mainly as a result of a decrease in gross margin and higher operating expenses.  Nonoperating income amounted to $224,000 in 2001 compared to $1,364,000 of income in the corresponding 2000 period.  As a result, the Company reported net earnings from continuing operations of $671,000 during the six months ended July 1, 2001 compared to $1,628,000 in 2000.  Loss from discontinued operations during the six months ended July 2, 2000 amounted to $90,000.  In total, the Company reported consolidated net earnings of $671,000 during the six months ended July 1, 2001 versus $1,538,000 in the comparable period of 2000.

Forward-Looking Statements

                Certain statements made herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Words such as “expects”, “believes”, “estimates”, “plans” or similar expressions are intended to identify such forward-looking statements.  The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, but not limited to: the ability to develop, market and manufacture new innovative products competitively, the fluctuations in product demand of the telecommunications industry, the ability of the Company and its suppliers to produce and deliver materials and products competitively, and the ability to limit the amount of the negative effect on operating results caused by pricing pressure.

Recent Accounting Pronouncements

                The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, for the year beginning January 1, 2001.  The impact of the adoption was not material to the financial statements of the Company.

                In June 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.  SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that upon adoption, amortization of goodwill will cease and instead, the carrying values of goodwill and certain intangible assets will be evaluated for impairment on an annual basis. The adoption of SFAS Nos. 141 and 142 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

                There have been no material changes in the Company’s market risk during the six months ended July 1, 2001.

                The information set forth on page 6 of the 2000 Annual Report to Stockholders under the section “Qualitative and Quantitative Disclosures about the Market Risk” included under the caption “Management’s Discussion and Analysis” is incorporated by reference.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

                The Annual Meeting of Stockholders was held on May 10, 2001.  Listed below are the matters submitted to stockholders and the results of the stockholder votes.

                (i)            Election of nine directors:

Nominee	“For”	“Withheld”

Richard W. Anderson	3,713,206	196,865
Michael Deery	3,713,213	196,858
Eli Fleisher	3,712,456	197,615
Lawrence Holsborg	3,712,456	197,615
John J. McArdle III	3,712,456	197,615
Michael P. Martinich	3,712,456	197,615
Robert W. Muir, Jr.	3,712,456	197,615
Joseph W. Tiberio	3,712,456	197,615
Ted Valpey, Jr.	3,712,456	197,615

(ii) To approve the Company’s 2001 Stock Option Plan:

“For”	3,600,073
“Against”	301,703
“Abstain”	8,295

Item 6	Exhibits and Reports on Form 8-K

(a) Exhibits

13. Page 6 of the 2000 Annual Report to Stockholders. Filed for electronic purposes only.

(b) Reports on Form 8-K - None

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATEC Corporation

Date: August 13, 2001	By /s/ Ted Valpey, Jr.

Ted Valpey, Jr.,
Chairman of the Board and
President

Date: August 13, 2001	By /s/ Michael J. Kroll

Michael J. Kroll
Vice President and Treasurer