Form 10-Q
period 2001-09-30
MATEC CORP/DE/
filed 2001-11-06
CIK 85608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number 1-4184

MATEC CORPORATION
(Exact name of registrant as specified in its charter)

Maryland

06-0737363

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

75 South St., Hopkinton, Massachusetts	01748
(Address of principal executive offices)	(Zip Code)

(508) 435-9039
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As of October 31, 2001, the number of shares outstanding of Registrant’s Common Stock, par value $.05 was 4,152,515.

MATEC CORPORATION

INDEX

PART I.  FINANCIAL INFORMATION

Consolidated Condensed Balance Sheets – September 30, 2001 and December 31, 2000

Consolidated Statements of Operations – Three Months and Nine Months Ended September 30, 2001 and October 1, 2000

Consolidated Condensed Statements of Cash Flows – Nine Months Ended September 30, 2001 and October 1, 2000

Consolidated Statements of Comprehensive Income - Three Months and Nine Months ended September 30, 2001 and October 1, 2000

Notes to Consolidated Condensed Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MATEC Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except share data)  (Unaudited)

	9/30/01	12/31/00

ASSETS

Current assets:
Cash and cash equivalents	$1,298	$1,627
Receivables, net	3,115	4,458
Inventories	6,814	6,413
Marketable equity securities	5,874	-
Deferred income taxes and other current assets	931	860

Total current assets	18,032	13,358

Property, plant and equipment, at cost	9,777	7,923
Less accumulated depreciation	5,267	4,871

	4,510	3,052

Marketable equity securities	-	2,975
Other assets	146	269

	$22,688	$19,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$200	$-
Accounts payable	909	2,217
Accrued liabilities	1,461	2,037
Income taxes	19	191

Total current liabilities	2,589	4,445

Long-term debt	1,582	-
Deferred income taxes	2,442	1,350

Stockholders’ equity:
Preferred stock, $1.00 par value-
Authorized 1,000,000 shares; issued none	-	-
Common stock, $.05 par value-
Authorized 10,000,000 shares;Issued and outstanding: 4,152,515 and 4,131,015 shares	208	207
Capital surplus	4,809	4,761
Retained earnings	7,632	7,205
Accumulated other comprehensive income	3,426	1,686

Total stockholders’ equity	16,075	13,859

	$22,688	$19,654

See notes to consolidated condensed financial statements

MATEC Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

Three Months Ended

Nine Months Ended

	9/30/01	10/1/00	9/30/01	10/1/00

Net sales	$3,007	$7,219	$14,921	$18,932
Cost of sales	2,599	5,088	11,272	13,284

Gross profit	408	2,131	3,649	5,648

Operating expenses:
Selling and advertising	508	836	2,034	2,211
General and administrative	320	412	1,140	1,206
	828	1,248	3,174	3,417

Operating profit (loss)	(420)	883	475	2,231

Other income (expense):
Interest expense	(31)	-	(65)	(9)
Interest income	6	26	40	110
Gain on sale of investments	-	-	152	1,226
Other, net	36	34	108	97
	11	60	235	1,424
Earnings (loss) from continuing operations before income taxes	(409)	943	710	3,655
Income tax (expense) benefit	164	(378)	(284)	(1,462)

Earnings (loss) from continuing operations	(245)	565	426	2,193
Earnings (loss) from discontinued operations, net of taxes	-	-	-	(90)
Net earnings (loss)	$(245)	$565	$426	$2,103

Basic earnings (loss) per share:
Continuing operations	$(.06)	$.14	$.10	$.53
Discontinued operations	-	-	-	(.02)

	$(.06)	$.14	$.10	$.51

Diluted earnings (loss) per share:
Continuing operations	$(.06)	$.13	$.10	$.51
Discontinued operations	-	-	-	(.02)
	$(.06)	$.13	$.10	$.49

Weighted average shares:
Basic	4,136	4,118	4,134	4,099
Diluted	4,136	4,411	4,295	4,335

Cash dividends per share	$-	$-	$-	$.13

MATEC Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	9/30/01	10/1/00

Cash flows from operating activities:
Net earnings from continuing operations	$426	$2,193
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	585	474
Deferred income taxes	(144)	(360)
Gain on sale of investment	(152)	(1,226)
Other	-	2
Changes in operating assets and liabilities	(1,176)	(1,542)

Net cash (used) by operating activities	(461)	(459)

Cash flows from investing activities:
Proceeds from sale of investment	183	1,319
Capital expenditures	(2,043)	(914)
Collection of note receivables	169	98
Other, net	(8)	(8)

Net cash provided (used) by investing activities	(1,699)	495

Cash flows from financing activities:
Proceeds from long-term debt	2,000	-
Payments on long-term debt	(218)	(745)
Dividend paid	-	(548)
Stock options exercised	81	54
Purchases of common stock	(32)	-

Net cash provided (used) by financing activities	1,831	(1,239)

Net cash (used) by discontinued operations	-	(90)

Net (decrease) in cash and cash equivalents	(329)	(1,293)

Cash and cash equivalents:
Beginning of period	1,627	3,118

End of period	$1,298	$1,825

Noncash investing and financing activities:

During the first quarter of 2000, the Company issued 127,500 common shares upon the conversion of the lender’s warrants as payment for $255,000 of debt.

See notes to consolidated condensed financial statements.

MATEC Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	9/30/01	10/1/00

Net earnings (loss)	$(245)	$565

Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable equity securities, net of tax expense of $21 in 2001 and $105 in 2000	32	155

Comprehensive income (loss)	$(213)	$720

	Nine Months Ended
	9/30/01	10/1/00

Net earnings	$426	$2,103

Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable equity securities, net of tax expense of $1,160 in 2001 and $13 in 2000	1,740	20

Comprehensive income	$2,166	$2,123

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

2.          Receivables, net:

Receivables, net of allowances, consist of the following:

	9/30/01	12/31/00
	(in thousands)

Accounts receivable, less allowance for doubtful accounts of $283 and $175	$2,908	$4,250
Amounts due from the sale of discontinued operations and assets	138	208
Refundable income taxes	69	-
	$3,115	$4,458

3.          Inventories:

Inventories consist of the following:

	9/30/01	12/31/00
	(in thousands)

Raw materials	$4,306	$3,089
Work in process	1,013	2,009
Finished goods	1,495	1,315
	$6,814	$6,413

4.          Long-Term Debt:

                On February 27, 2001, the Company entered into a bank credit arrangement which included an unsecured $2 million, 5 year term promissory note and an unsecured $1.25 million revolving line of credit.  The interest rate on the term note is 6.62% and borrowings under the line of credit bear interest at LIBOR plus either 1.4% or 1.5% based on the option term chosen by the Company.  There are no compensating balance or commitment fees under the arrangement.  The credit arrangement contains typical financial covenants, including among other things, a minimum tangible net worth, an interest coverage ratio, and a limit on the total amount of capital stock repurchases. The Company borrowed $2 million under its term note agreement and repaid $218,000 of this debt during the nine months ended September 30, 2001.

                In January 2000, the Company paid $745,000 in cash and issued 127,500 shares of common stock as payment in full for the $1 million term debt note due June 30, 2000.  The common shares were issued upon conversion of the lender’s warrants.

5. Discontinued Operations:

                During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. (“BCT”) subsidiary.  As a result of the sale, the company is performing environmental cleanup at the site.  During the first quarter of 2000, the Company expensed $150,000 to increase the environmental expense accrual to reflect the current available estimate to complete the remediation.  As of September 30, 2001, $800,000 has been expensed for the cleanup and $51,000 is accrued for future payments.

7.  Gain on Sale of Investments:

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

8. Earnings (Loss) Per Share:

                The computation of basic and diluted earnings (loss) per share from continuing operations is as follows:

	THREE MONTHS ENDED
In thousands, except per share amounts	9/30/01	10/1/00

BASIC
Earnings (loss) from continuing operations	$(245)	$565

Weighted average shares outstanding	4,136	4,118

Basic earnings (loss) per share from continuing operations	$(.06)	$.14

DILUTED
Earnings (loss) from continuing operations	$(245)	$565
Weighted average shares outstanding	4,136	4,118
Increase from the assumed exercise of stock options (a)	-	293
Diluted weighted average shares outstanding	4,136	4,411

Diluted earnings (loss) per share from continuing operations	$(.06)	$.13

	NINE MONTHS ENDED
	9/30/01	10/1/00

BASIC
Earnings from continuing operations	$426	$2,193

Weighted average shares outstanding	4,134	4,099

Basic earnings per share from continuing operations	$.10	$.53

DILUTED
Earnings from continuing operations	$426	$2,193
Plus: interest impact, net of taxes from the assumed reduction of debt from the conversion of warrants	-	4

Adjusted earnings from continuing operations	$426	$2,197
Weighted average shares outstanding	4,134	4,099
Increase from the assumed:
exercise of stock options	161	224
conversion of warrants	-	12
Diluted weighted average shares outstanding	4,295	4,335
Diluted earnings per share from continuing operations	$.10	$.51

(a)           During the three months ended September 30, 2001, options to purchase 429,438 shares of common stock were not considered in the computation of diluted earnings per share since the Company reported a loss from continuing operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

                Cash and cash equivalents decreased $329,000 during the nine months ended September 30, 2001.  During this period, the Company’s continuing operations and investing activities used cash of $461,000 and $1,699,000, respectively, and financing activities provided cash of $1,831,000.

                The primary reason for the decrease in cash from operations was the $1,176,000 of changes in operating assets and liabilities.  Inventories have increased $400,000 mainly as a result of the decreased sales during the nine months ended September 30, 2001.  The $1,308,000 decrease in accounts payable is mainly due to the timing of inventory and capital equipment purchases.  The $576,000 reduction in accrued liabilities is due primarily to payments of the 2000 year-end profit sharing and incentive compensation accruals. The $1,234,000 reduction in trade receivables results mainly from the lower sales volume.

                During the nine months ended September 30, 2001, capital expenditures amounted to $2,043,000 as the Company completed its installations of the semi-automatic production line, a new computer information system and its building improvements.

                The Company borrowed $2 million under its term note agreement and repaid $218,000 of this debt during the nine months ended September 30,  2001.

                During the nine months ended September 30, 2001, the Company purchased 10,000 shares of common stock for $32,000 and retired the shares.  Under prior authorizations from the Board of Directors, the Company is authorized to purchase up to an additional 101,000 shares.

                The Company’s investment in marketable equity securities consists of 517,527 shares of MetroWest Bank (“MWB”) common stock. Under Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company has classified these securities as “available for sale” and are carried at fair value, with unrealized gains, net of taxes excluded from earnings and reported as a component of stockholders’ equity.  On June 11, 2001, the MWB Board of Directors approved an agreement by which Banknorth Group, Inc. will acquire all of the common stock of MWB for $11.50 per share in cash.  The MWB stockholders have approved the sale. On October 26, 2001, Banknorth announced that it has received all regulatory approvals and that the transaction will be finalized on October 31, 2001. The Company expects to record an after-tax gain of approximately $3.5 million or $.84 per share when the proposed transaction is completed.  However, since under SFAS No. 115 the unrealized gain, net of taxes at September 30, 2001 is currently reported as a component of stockholders’ equity, the net book value of the Company’s common stock will increase by an additional $.01 per share upon completion of the transaction.

                Management believes that based on its current working capital, the expected cash flows from operations, and its $1,250,000 revolving line of credit, the Company’s resources are sufficient to meet its financial needs in 2001 including a remaining revised capital expenditures budget of approximately $50,000.

Results of Operations

                For the quarter ended September 30, 2001, net sales decreased $4,212,000 or 58% from the comparable quarter in 2000. The main reason for the sales decrease from last year was the sharp drop in the demand from the telecommunications, networking and wireless markets.  The Company began to see a drop-off in market demand in the first quarter of 2001 as customers began reporting slower growth rates and excess inventory levels.  In addition, some customers have requested push-out of deliveries and order cancellations.  As a result of this continued market weakness the Company has seen its backlog drop from $15.4 million on April 1, 2001 to $3.6 million at September 30, 2001.  The Company is continuing to work with its customers in an effort to try to minimize further cancellations and delivery push-outs.  At this time, the Company is not sure of the potential impact on its future operations from the continuing market uncertainties.  For the nine months ended September 30, 2001, net sales decreased $4.0 million or 21% from the comparable 2000 period.  The YTD % sales decrease is not as significant as the current quarter’s decline due to the stronger first quarter sales in 2001 compared to that in the first quarter of 2000 mainly as a result of the higher beginning backlog level.

                During the quarter ended September 30, 2001, the gross profit percentage was 14% compared to 30% in comparable period in 2000. For the nine months ended September 30, 2001, the gross profit percentage was 24% compared to 30% in the 2000 period. During the quarter and nine months ended September 30, 2001 raw material costs as a percentage of sales decreased about 3% points from the comparable 2000 periods.  Direct labor costs during 2001 increased about 1.5% points over both the 2000 periods.  The raw material and direct labor changes were mainly a result of changes in the product mix of sales. During the quarter and nine months ended September 30, 2001 overhead expenses as a percentage of sales increased about 17% points and 7% points, respectively, over the comparable 2000 periods. Increases in indirect labor and related fringe benefits and depreciation expense coupled with the negative impact of allocating the fixed overhead expenses over the lower sales level were the main reasons for the increases in the overhead percentages.

                During the quarter and nine months ended September 30, 2001, selling and advertising expenses decreased $328,000 (39%) and $177,000 (8%) from the comparable periods in 2000. The decrease during the quarter ended September 30, 2001 resulted mainly from lower sales commission expense to outside manufacturers’ representatives. Reductions in sales commission expense to both employees and outside manufacturers’ representatives partially offset by increased advertising, promotion and travel expenses were the main reasons for the expense decrease during the nine month period.

                General and administrative expenses decreased $92,000 (22%) during the quarter ended September 30, 2001 mainly as a result of a lower provision for the management incentive bonus, offset in part by the severance expense for the former President of ValpeyFisher.  For the nine months ended September 30, 2001, general and administrative expenses decreased $66,000 (5%) from the comparable period in 2000.  The lower provision for the management incentive bonus, offset in part by increased personnel expenses including the above noted severance expense were the main reasons for the decrease in expenses during this period.

                The increases in interest expense during the quarter and nine months ended September 30, 2001 are due to the higher amounts of outstanding debt in 2001.  The decreases in interest income result mainly from the lower cash balances during the current year periods.  In the second quarter of 2001, the real estate owned by Bergen Real Estate L.L.C. was sold.  The Company realized a pre-tax gain of $152,000 after estimated expenses for its ownership share in this company.  During the six months ended July 2, 2000, the Company sold its common stock investment in Bergen Cable Technology, Inc. and realized a $1,226,000 pre-tax gain on the sale.

                The estimated effective income tax rate for both 2001 and 2000 is 40%.

                For the quarter ended September 30, 2001, the Company reported an operating loss of $420,000 versus an operating profit of $883,000 in the comparable quarter of 2000 mainly as a result of the decrease in sales and gross margin.  Nonoperating income amounted to $11,000 in 2001 compared to $60,000 of income in the corresponding 2000 period.  As a result, the Company reported a net loss from continuing operations of $245,000 during the quarter ended September 30, 2001 compared to net earnings of $565,000 in 2000.

                For the nine months ended September 30, 2001, the Company reported an operating profit of $475,000 versus $2,231,000 in the comparable period of 2000 mainly as a result of the decreases in sales and gross margin.  Nonoperating income amounted to $235,000 in 2001 compared to $1,424,000 of income in the corresponding 2000 period.  As a result, the Company reported net earnings from continuing operations of $426,000 during the nine months ended September 30, 2001 compared to $2,193,000 in 2000.  Loss from discontinued operations during the nine months ended October 1, 2000 amounted to $90,000.  In total, the Company reported consolidated net earnings of $426,000 during the nine months ended September 30, 2001 versus $2,103,000 in the comparable period of 2000.

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

                In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.  SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that upon adoption, amortization of goodwill will cease and instead, the carrying values of goodwill and certain intangible assets will be evaluated for impairment on an annual basis. The adoption of SFAS Nos. 141 and 142 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

                In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective for years beginning after June 15, 2002.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for years beginning after December 15, 2001.

SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  The Company is currently evaluating the effects of these Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                There have been no material changes in the Company’s market risk during the nine months ended September 30, 2001.

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

MATEC Corporation

Date: November 5, 2001	By /s/ Ted Valpey, Jr.
Ted Valpey, Jr.,
Chairman of the Board and President

Date: November 5, 2001	By /s/ Michael J. Kroll
Michael J. Kroll
Vice President and Treasurer