Form 10-K405
period 2001-12-31
MATEC CORP/DE/
filed 2002-03-26
CIK 85608

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-4184

MATEC Corporation

(Exact name of registrant as specified in its charter)

Maryland	06-0737363
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification number)

75 South St., Hopkinton, Massachusetts	01748
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (508) 435-9039

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock $.05 par value	American Stock Exchange

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

Yes  ☒          No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, an will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Aggregate market value of voting stock held by non-affiliates: $10,955,679 (computed by reference to the last sales price of such common stock on March 20, 2002 as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 20, 2002:  4,152,515

Documents incorporated by reference:

  Annual Report to Stockholders for the year ended December 31, 2001:

    Parts I, II and IV

  Proxy Statement for the 2002 annual meeting of stockholders: Part III

PART I

Item 1.  Business

General

    MATEC Corporation (“MATEC” or “Registrant”) is incorporated under the laws of Maryland. As used herein the term “Company” refers to MATEC and its subsidiaries.

    The Company’s current business is conducted through its Valpey-Fisher Corporation (“Valpey”) subsidiary.

Financial Information about Industry Segments

    The Company operates in one business segment. Information about export sales is set forth in Note 14 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Stockholders, which Note is incorporated by reference.

Narrative Description of Business

  Products

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

    Valpey’s frequency control products are used by the telecommunications, computer and computer peripheral equipment,

scientific, instrumentation, industrial, and aerospace markets.  The majority of the Company’s revenue is generated by the telecommunications markets including the wireless, networking and optical networking segments.  The Company’s frequency control products are used in telecommunications infrastructure equipment such as bandwidth multipliers, networking switches and routers, cellular base stations, transceivers and multiplexers.

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

    In order to eliminate the effects of currency fluctuations, Valpey currently purchases the product from its foreign suppliers in U.S. dollars. As exchange rates fluctuate, Valpey’s cost for these materials may become more expensive than its competitors that have taken measures to protect against exchange rate fluctuations.  In addition, Valpey is subject to the inherent risks involved in international trade such as political instability and restrictive trade policies.

  Marketing and Customers

    Valpey’s direct sales personnel, independent manufacturers’ representatives and distributors sell the frequency control products. Valpey’s ultrasonic transducer devices are sold primarily by its direct sales personnel.

    Valpey sells its frequency control products primarily to original equipment manufacturers (OEMs), electronic manufacturing services (EMS) companies, and distributors.  Valpey’s distributors also sell to both the OEMs and EMS companies. Ultrasonic transducer devices are sold primarily to OEMs, colleges and universities and research facilities.

    In recent years, OEMs have outsourced a significant amount of their manufacturing capability to EMS companies.  As a result, this has tended to increase the concentration of sales to the EMS companies.  Sales to Solectron Corporation, an EMS company, accounted for approximately 15% and 21% of Valpey’s net sales in 2001 and 2000, respectively.  During 2000, sales to Flextronics International, an EMS company, accounted for approximately 13% of Valpey’s net sales.  No customer accounted for more than 10% of Valpey’s net sales in 1999.  Sales to Valpey’s five largest customers accounted for approximately 45% of its sales in 2001, compared to 50% in 2000 and 27% in 1999.  Sales to EMS companies accounted for approximately 38% of Valpey’s sales in 2001, compared to 47% in 2000, and 22% in 1999.

    Export sales amounted to approximately 23% of Valpey’s sales in 2001, 23% in 2000 and 20% in 1999.  Sales to customers located in Canada accounted for approximately 48%, 49% and 48% of total export sales in 2001, 2000, and 1999, respectively.  Valpey’s international sales are transacted in U. S. dollars.

  Backlog

    Valpey’s backlog of firm orders was $1,364,000 at December 31, 2001 and $16,424,000 at December 31, 2000. The decrease in backlog is primarily due to the drop in demand for the Company’s products from the telecom equipment market.  Valpey expects to ship the entire December 31, 2001 backlog during 2002.

  Competition

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

  Manufacturing

    Valpey’s manufacturing facility is located in Hopkinton, Massachusetts. Valpey received its ISO-9001 registration for the design and manufacture of crystals and crystal oscillators in 1997. During 2001, Valpey installed a semi-automatic production line in order to increase its internal manufacturing capacity for frequency control products and to improve on customer delivery demands.

    During 2001, Valpey began the manufacturing of certain raw material and finished product at its operation located in Omsk, Russia.

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

    As a result of the sale of its Bergen Cable subsidiary in 1998, the Company is performing environmental clean up at that site. See Note 4 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Stockholders, which Note is incorporated by reference.

  Employees

    At December 31, 2001, the Company employed 74 full-time and 2 part-time employees. No employees of the Company are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

  Foreign and Domestic Operations and Export Sales

    During 2000, Valpey established a division located in Omsk, Russia to mainly focus on new product development.  At December 31, 2001, Valpey had approximately $193,000 of assets located in Russia.

    Financial information about export sales is set forth in Note 14 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Stockholders, which Note is incorporated by reference.

Forward-Looking Statements

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

Item 2.  Properties

    Valpey owns its 32,000 square foot facility located in Hopkinton, Massachusetts that contains office and manufacturing space and serves as the Company’s corporate headquarters.  During 2001, Valpey completed the installation of a semi-automatic production line and various improvements to this facility.

    The Company believes its facility is suitable for its current use and is in good repair. The Company believes that its facility is adequate to satisfy its production capacity needs for the immediate future.

Item 3.  Legal Proceedings

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Registrant’s security holders during the last quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

    The names, ages and offices of the executive officers of the Company are as follows:

Name	Age	Office
Ted Valpey, Jr.	69	President and Chief Executive Officer
Michael J. Kroll	53	Vice President and Treasurer

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

    Mr. Valpey has been President and Chief Executive Officer of the Registrant since April 28, 1997. He has been Chairman of the Corporation since 1982.

    Mr. Kroll has been Vice President and Treasurer of the Registrant since 1982.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

    The information set forth on the inside back cover of the 2001 Annual Report to Stockholders under the caption “Common Stock Information” is incorporated by reference.

Item 6.  Selected Financial Data

    The information set forth on page 4 of the 2001 Annual Report to Stockholders under the caption “Five Year Financial Summary” is incorporated by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The information set forth on pages 4 through 6 of the 2001 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis” is incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

    The information set forth on page 6 of the 2001 Annual Report to Stockholders under the section “Quantitative and Qualitative Disclosures about Market Risk” included under the caption “Management’s Discussion and Analysis” is incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

    The information contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Independent Auditors’ Report appearing on pages 7 through 19 of the 2001 Annual Report to Stockholders is incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable

PART III

    The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings “Common Stock Ownership of Certain Beneficial Owners and Management”, “Election of Directors”, and “Executive Compensation” in Registrant’s definitive proxy statement for the 2002 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant’s executive officers has been included in Part I above under the caption “Executive Officers of the Registrant”.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. The following Consolidated Financial Statements are incorporated by reference from the indicated pages of the 2001 Annual Report to Stockholders:
		Page Number(s) in Annual Report
	Consolidated Balance Sheets,
	December 31, 2001 and 2000	7

	Consolidated Statements of Operations
	for the Years Ended December 31, 2001,
	2000 and 1999	8

	Consolidated Statements of Cash Flows
	for the Years Ended December 31, 2001,
	2000 and 1999	9

	Consolidated Statements of Stockholders’ Equity
	for the Years Ended December 31, 2001,
	2000 and 1999	10

	Consolidated Statements of Comprehensive Income
	(Loss) for the Years Ended December 31, 2001,
	2000 an 1999	11

	Notes to Consolidated Financial Statements	12-18

	Independent Auditors’ Report	19

(a)	2. The following schedule to the Consolidated Financial Statements and the Independent Auditors’ Report on Schedule are filed as part of this report.
Page Number
Independent Auditors’ Report	13
Schedule II — Valuation Reserves	14

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)	3. The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index on page 15, are as follows:

Exhibit No.	Description
2.		Agreement of Merger and Recapitalization
3.1		Articles of Incorporation
3.2		By-Laws effective May 18, 2000
7.1		Loan Agreement dated February 27, 2001
7.2		Commercial Term Promissory Note
7.3		Demand Revolving Line of Credit Promissory Note
10.1	*	1992 Stock Option Plan
10.2	*	1999 Stock Option Plan
10.3	*	Management Incentive Plan
10.4	*	2001 Stock Option Plan
13.		2001 Annual Report to Stockholders
21.		Subsidiaries of the Registrant
23.		Independent Auditors’ Consent

*   Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report

(b)	Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the last quarter of its year ended December 31, 2001

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATEC Corporation
Date: March 22, 2002	By:	/s/ Ted Valpey, Jr.
Ted Valpey, Jr.
President and Chief
Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ted Valpey, Jr.	President, Chief Executive	March 22, 2002
Ted Valpey, Jr	Officer, Chairman of the Board
and Director

/s/ Michael J. Kroll	Vice President and Treasurer	March 22, 2002
Michael J. Kroll	(Principal Financial Officer
and Principal Accounting
Officer)

/s/ Richard W. Anderson	Director	March 22, 2002
Richard W. Anderson

/s/ Eli Fleisher	Director	March 22, 2002
Eli Fleisher

/s/ Lawrence Holsborg	Directo	March 22, 2002
Lawrence Holsborg

/s/ Michael P. Martinich	Director	March 22, 2002
Michael P. Martinich

/s/ John J. McArdle III	Director	March 22, 2002
John J. McArdle III

/s/ Robert W. Muir, Jr.	Director	March 22, 2002
Robert W. Muir, Jr.

/s/ Joseph W. Tiberio	Director	March 22, 2002
Joseph W. Tiberio

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

MATEC Corporation

Hopkinton, Massachusetts

We have audited the consolidated financial statements of MATEC Corporation and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 15, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference.  Our audits also included the financial statement schedule of MATEC Corporation and subsidiaries, listed in Item 14(a)2.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 15, 2002

MATEC Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period
Allowance for
Doubtful Accounts:

Year Ended:
December 31, 2001	$175,000	$148,200	$88,100	$(15,500)	$395,800

December 31, 2000	$93,000	$30,700	$51,300	$—	$175,000

December 31, 1999	$75,000	$28,800	$—	$(10,800)	$93,000

Inventory Reserve:

Year Ended:
December 31, 2001	$1,673,000	$2,600,000	$—	$(419,000)	$3,854,000

December 31, 2000	$1,380,000	$935,000	$—	$(642,000)	$1,673,000

December 31, 1999	$1,212,000	$448,000	$—	$(280,000)	$1,380,000

EXHIBIT INDEX

Exhibit No. (inapplicable items are omitted)

2.

Agreement of Merger and Recapitalization between MATEC Corporation a Delaware corporation and MATEC Corporation a Maryland corporation (incorporated by reference to Exhibit A to the Proxy Statement of Registrant for its Special in Lieu of Annual Meeting of Stockholders held on June 18,  1998).

3.1	Articles of Incorporation (incorporated by reference to Exhibit B to the Proxy Statement of Registrant for its Special In Lieu of Annual Meeting of Stockholders held on June 18, 1998).

3.2	By-Laws effective May 18, 2000 (incorporated by reference to Exhibit 3.4 on Registrant’s Form 10-K for the year ended December 31, 2000.

7.1

Loan Agreement dated February 27, 2001 between the Registrant, Valpey Fisher Corporation and First Massachusetts Bank, N.A. (incorporated by reference to Exhibit 7.1 on Registrant’s Form 10-Q for the quarter ended April 1, 2001).

7.2

Commercial Term Promissory Note dated February 27, 2001 between the Registrant, Valpey Fisher Corporation and First Massachusetts Bank, N.A. (incorporated by reference to Exhibit 7.1 on Registrant’s Form 10-Q for the quarter ended April 1, 2001).

7.3

Demand Revolving Line of Credit Promissory Note dated February 27, 2001 between the Registrant, Valpey Fisher Corporation and First Massachusetts Bank, N.A. (incorporated by reference to Exhibit 7.1 on Registrant’s Form 10-Q for the quarter ended April 1, 2001).

10.1	1992 Stock Option Plan (incorporated by reference to Exhibit 10.(a) on Registrant’s Form 10-K for the year ended December 31, 1997).

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement of Registrant for its Special In Lieu of Annual Meeting of Stockholders held on May 13, 1999).

10.3	Management Incentive Plan (incorporated by reference to Exhibit 10.3 on Registrant’s Form 10-Q for the quarterly period ended July 2, 2000).

10.4	2001 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement of Registrant for its Annual Meeting of Stockholders held on May 10, 2001).

13.	Portions of the 2001 Annual Report to Stockholders. Filed herewith.

21.	Subsidiaries of the Registrant. Filed herewith.

23.	Independent Auditors’ Consent. Filed herewith.