Form 10-Q
period 2002-03-31
MATEC CORP/DE/
filed 2002-05-01
CIK 85608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of April 30, 2002, the number of shares outstanding of Registrant’s Common Stock, par value $.05 was 4,144,615.

MATEC CORPORATION

INDEX

PART I.   FINANCIAL INFORMATION

Consolidated Condensed Balance Sheets — March 31, 2002 and December 31, 2001

Consolidated Statements of Operations — Three Months Ended March 31, 2002 and April 1, 2001

Consolidated Condensed Statements of Cash Flows — Three Months Ended March 31, 2002 and April 1, 2001

Consolidated Statements of Comprehensive Income (Loss) — Three Months Ended March 31, 2002 and April 1, 2001

Notes to Consolidated Condensed Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

Signatures

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

MATEC Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except share data)

(Unaudited)

	3/31/02	12/31/01

ASSETS

Current assets:
Cash and cash equivalents	$6,701	$5,960
Receivables, net	1,940	2,307
Inventories, net	3,829	4,469
Deferred income taxes and other current assets	1,476	1,469
Total current assets	13,946	14,205
Property, plant and equipment, at cost	9,937	9,910
Less accumulated depreciation	5,602	5,383
	4,335	4,527
Other assets	86	109
	$18,367	$18,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$403	$403
Accounts payable	432	475
Accrued liabilities	793	836
Income taxes	121	121
Total current liabilities	1,749	1,835
Long-term debt	1,176	1,278
Deferred income taxes	741	754

Stockholders’ equity:
Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none	—	—
Common stock, $.05 par value- Authorized 10,000,000 shares; Issued and outstanding: 4,144,615 and 4,152,515 shares	207	208
Capital surplus	4,786	4,810
Retained earnings	9,708	9,956
Total stockholders’ equity	14,701	14,974
	$18,367	$18,841

See notes to consolidated condensed financial statements

MATEC Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

Three Months Ended

	3/31/02	4/1/01
Net sales	$2,353	$7,001
Cost of sales	2,190	4,985
Gross profit	163	2,016

Operating expenses:
Selling and advertising	353	785
General and administrative	305	456
	658	1,241

Operating profit (loss)	(495)	775

Other income (expense):
Interest income	28	23
Interest expense	(27)	(4)
Other, net	155	36
	156	55
Earnings (loss) from continuing operations before income taxes	(339)	830
Income tax benefit (expense)	136	(332)

Earnings (loss) from continuing operations	(203)	498
(Loss) from discontinued operations, net of taxes	(45)	—
Net earnings (loss)	$(248)	$498

Basic earnings (loss) per share:
Continuing operations	$(.05)	$.12
Discontinued operations	(.01)	—
	$(.06)	$.12
Diluted earnings (loss) per share:
Continuing operations	$(.05)	$.11
Discontinued operations	(.01)	—
	$(.06)	$.11
Weighted average shares:
Basic	4,149	4,132
Diluted	4,149	4,381

Cash dividends per share	$—	$—

See notes to consolidated condensed financial statements.

MATEC Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	3/31/02	4/2/01
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$(203)	$498
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	219	196
Deferred income taxes	(13)	(48)
Gain on sale of investment	(155)	—
Changes in operating assets and liabilities	897	(1,524)
Net cash provided (used) by operating activities	745	(878)
Cash flows from investing activities:
Proceeds from sale of investment	155	—
Capital expenditures	(27)	(726)
Collection of note receivables	47	88
Other, net	(8)	(8)
Net cash provided (used) by investing activities	167	(646)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,000
Payments on long-term debt	(101)	—
Purchases of common stock	(25)	—
Stock options exercised	—	5
Net cash provided (used) by financing activities	(126)	1,005
Net cash (used) by discontinued operations	(45)	—
Net increase (decrease) in cash and cash equivalents	741	(519)

Cash and cash equivalents:
Beginning of period	5,960	1,627
End of period	$6,701	$1,108

See notes to consolidated condensed financial statements.

MATEC Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	3/31/02	4/1/01
Net earnings (loss)	$(248)	$498

Other comprehensive income, net of tax:
Unrealized gain on marketable equity securities, net of tax expense of $260 in 2001	—	388
Comprehensive income (loss)	$(248)	$886

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

                These interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.          Receivables, net:

                Receivables, net of allowances, consist of the following:

	3/31/02	12/31/01
	(in thousands)
Accounts receivable, less allowance for doubtful accounts of $431 and $396	$1,405	$1,909
Refundable income taxes	435	282
Amounts due from the sale of discontinued operations and assets	100	116
	$1,940	$2,307

3.          Inventories, net:

                Inventories, net of reserves, consist of the following:

	3/31/02	12/31/01
	(in thousands)
Raw materials	$2,906	$3,573
Work in process	314	306
Finished goods	609	590
	$3,829	$4,469

4.          Discontinued Operations:

                During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. (“BCT”) subsidiary.  As a result of the sale, the company is performing environmental cleanup at the site.  During the first quarter of 2002, the Company expensed $75,000 to increase the environmental expense accrual to reflect the revised estimate to complete the remediation.  As of March 31, 2002, $875,000 has been expensed for the cleanup and $110,000 is accrued for future payments.

5.          Gain on Sale of Investment:

                In the first quarter of 2000, the Company sold its common stock interest in Bergen Cable Technology, Inc., received $1,319,000 in cash after estimated expenses and recorded a pre-tax gain of $1,226,000 on the sale.  The above gain did not include the Company’s share of the sale escrow balance, less any claims for indemnity thereon, if any, to be distributed on or before January 4, 2002.  In the first quarter of 2002, the Company received $155,000 in cash as its estimated share of the escrow balance, less estimated claims thereon and reported this amount as a gain on sale of investment.

6.          Earnings (Loss) Per Share:

                The computation of basic and diluted earnings (loss) per share from continuing operations is as follows:

	THREE MONTHS ENDED
In thousands, except per share amounts	3/31/02	4/1/01
BASIC
Earnings (loss) from continuing operations	$(203)	$498
Weighted average shares outstanding	4,149	4,132
Basic earnings (loss) per share from continuing operations	$(.05)	$.12

DILUTED
Earnings (loss) from continuing operations	$(203)	$498
Weighted average shares outstanding	4,149	4,132
Increase from the assumed exercise of stock options	—	249
Diluted weighted average shares outstanding	4,149	4,381
Diluted earnings (loss) per share from continuing operations	$(.05)	$.11

                During the three months ended March 31, 2002, options to purchase 314,438 shares of common stock were not considered in the computation of diluted earnings per share since the Company reported a loss from continuing operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

                Cash and cash equivalents increased $741,000 during the three months ended March 31, 2002.  During this period, the Company’s continuing operations and investing activities generated cash of $745,000 and $167,000, respectively, and financing activities used cash of $126,000.

                The cash provided by operations was mainly the result of a decrease in working capital of $897,000.  Reductions in inventory of $641,000 and trade receivables of $469,000 were the main reasons for the improved working capital position. The decrease in inventory was mainly due to orders being filled from existing inventory and a continuing control on inventory purchases. The decrease in trade receivables resulted mainly from increased collections of outstanding balances. These working capital reductions were partially offset by an increase in refundable income taxes of $153,000, and reductions in accounts payable and accrued liabilities totaling $86,000.  The decrease in accounts payable is mainly due to lower inventory purchases and the decrease in accrued liabilities is due primarily to the payment of the 401(k) match.

                During the three months ended March 31, 2002, the Company received $155,000 in cash from the sale of an investment.  These proceeds represented the Company’s share of the escrow balance; less estimated claims thereon, relating to the Company’s sale of its common stock interest in Bergen Cable Technology, Inc., in the first quarter of 2000.  In 2000, the Company received $1,319,000 in cash after estimated expenses and recorded a pre-tax gain of $1,226,000 on the sale.  This gain did not include the Company’s share of the sale escrow balance, less any claims for indemnity thereon, if any.

                The Company used $101,00 of cash during the three months ended March 31, 2002 to make regularly scheduled payments on its $2 million term note.

                Management believes that based on its current working capital, the expected cash flows from operations, and its $1,250,000 revolving line of credit, the Company’s resources are sufficient to meet its financial needs in 2002 including a remaining capital expenditures budget of approximately $425,000.

Results of Operations

                For the quarter ended March 31, 2002, net sales from continuing operations decreased $4,648,000 or 67% from the comparable quarter in 2001. The main reason for the drop in sales from last year was the lower backlog at the beginning of 2002 ($1.4 million) compared to that at the beginning of 2001 ($16.4 million).  Sales recorded during the quarter ended March 31, 2002 include sales cancellation charges of approximately $723,000 from two customers. The Company began to experience a drop-off in bookings during the first quarter of 2001.  This drop-off continued through the end of 2001 as the market demand from the telecom, networking and wireless markets dropped significantly as customers began reporting slower growth rates and excess inventory levels.  During 2001 customers were also requesting order cancellations and push-out of deliveries.  The book-to-bill ratio during the quarter ended March 31, 2002 was .98, with the backlog amounting to $1.3 million at March 31, 2002.  As compared to the 1999-2001 time period, the Company is seeing customer orders for smaller quantities and reduced delivery dates.  The Company is not sure of the potential impact on its future operations from the current continuing telecom market uncertainties.  Over the past several months, the Company has directed more effort at new products for the medical, military, and instrumentation markets, as well as the telecom market.

                The gross profit percentage during the quarter ended March 31, 2002 was 7% compared to 29% in 2001. The main reason for the decrease was the unfavorable effect of allocating the fixed overhead expenses over the lower sales volume.  During these periods raw material and direct labor costs as a percentage of sales remained fairly consistent.

                During the quarter ended March 31, 2002, selling and advertising expenses decreased $432,000 (55%) from the comparable period in 2001. Lower sales commission expense to the Company’s outside manufacturers’ representatives and decreased advertising and promotion expenses were the main reasons for the expense decrease.

                General and administrative expenses during the quarter ended March 31, 2002, decreased $151,000 (33%) from 2001 mainly as a result of a lower provision for the management incentive bonus and reduced personnel expense.

                During the quarter ended March 31, 2002, interest income increased $5,000 over 2001 mainly as a result of the increased cash balances during the current year.  The increase in interest expense is due to the increased amount of outstanding debt.  During the quarter ended March 31, 2002, the Company received $155,000 in cash and reported this amount as a gain on sale of investment.  This cash represents the Company’s estimated share of the net escrow balance relating to the sale of the Company’s common stock investment in Bergen Cable Technology, Inc. in 2000.

                The estimated effective income tax rate for both 2002 and 2001 is 40%.

                For the quarter ended March 31, 2002, the Company reported an operating loss of $495,000 compared to an operating profit of $775,000 in comparable quarter of 2001 mainly as a result of the decrease in sales and gross margin offset in part by lower operating expenses.  Nonoperating income amounted to $156,000 in 2002 compared to $55,000 in the corresponding 2001 period.  As a result, the Company reported a net loss from continuing operations of $203,000 during the quarter ended March 31, 2002 compared to net earnings of $498,000 in 2001.  Loss from discontinued operations during the quarter ended March 31, 2002 amounted to $45,000.  In total, the Company reported a consolidated net loss of $248,000 during the quarter ended March 31, 2002 versus net earnings of $498,000 in the comparable quarter of 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                The Company’s cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at March 31, 2002, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point decline in interest rates would result in an approximate $67,000 decrease in interest income.

                The Company purchases certain inventory from and sells product in foreign countries. As these activities are currently transacted in U.S. dollars, they are not subject to foreign currency exchange risk. However, significant fluctuation in the currencies where the Company purchases inventory or sells product could make the U.S. dollar equivalent of such transactions more or less favorable to the Company and the other involved parties.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)            Exhibits

3.2           Amendment to Article III, Section 1 of the By-Laws effective March 6, 2002.  Filed herewith.

3.3           By-Laws effective March 6, 2002.  Filed herewith.

(b)           Reports on Form 8-K — None

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATEC Corporation

Date: May 1, 2002	By /s/ Ted Valpey, Jr.
Ted Valpey, Jr.,
Chairman of the Board and
President

Date: May 1, 2002	By /s/ Michael J. Kroll
Michael J. Kroll
Vice President and Treasurer