Form 10-Q
period 2002-06-30
MATEC CORP/DE/
filed 2002-08-08
CIK 85608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 1-4184


                            Valpey-Fisher Corporation
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

                                 (508) 435-9039
              (Registrant's telephone number, including area code)


                                MATEC Corporation
                   (Former name, if changed since last report)


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

As of August 8, 2002, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,144,615.

                            Valpey-Fisher Corporation

                                      INDEX
                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets -
           June 30, 2002 and December 31, 2001 ........................     3

         Consolidated Statements of Operations - Three Months and
           Six Months Ended June 30, 2002 and July 1, 2001 ............     4

         Consolidated Condensed Statements of Cash Flows -
           Six Months Ended June 30, 2002 and July 1, 2001 ............     5

         Consolidated Statements of Comprehensive Income (Loss) -
           Three Months and Six Months ended June 30, 2002
           and July 1, 2001 ...........................................     6

         Notes to Consolidated Condensed Financial Statements .........   7-9

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................ 10-12

         Quantitative and Qualitative Disclosures about
           Market Risk ................................................    13

PART II.  OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders .    14

         Item 6 - Exhibits and Reports on Form 8-K ....................    14

Signatures ............................................................    15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                  (Formerly MATEC Corporation and Subsidiaries)
                      Consolidated Condensed Balance Sheets
                  (In thousands, except share data) (Unaudited)

                                                     6/30/02 12/31/01
                                                    -------- --------
                                    ASSETS
Current assets:
  Cash and cash equivalents ......................... $ 6,782 $ 5,960
  Receivables, net  .................................   1,811   2,307
  Inventories, net ..................................   3,580   4,469
  Deferred income taxes and other current assets ....   1,415   1,469
                                                      ------- -------
         Total current assets .......................  13,588  14,205
                                                      ------- -------
Property, plant and equipment, at cost  .............   9,985   9,910
  Less accumulated depreciation .....................   5,820   5,383
                                                      ------- -------
                                                        4,165   4,527
                                                      ------- -------
Other assets.........................................      78     109
                                                      ------- -------
                                                      $17,831 $18,841
                                                      ======= =======
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.................. $   403 $   403
  Accounts payable ..................................     395     475
  Accrued liabilities ...............................     933     957
                                                      ------- -------
         Total current liabilities ..................   1,731   1,835
                                                      ------- -------
Long-term debt ......................................   1,076   1,278
Deferred income taxes ...............................     741     754

Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none .........       -       -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares;Issued and outstanding:
         4,144,615 and 4,152,515 shares .............     207     208
  Capital surplus ...................................   4,786   4,810
  Retained earnings .................................   9,290   9,956
                                                      ------- -------
         Total stockholders' equity .................  14,283  14,974
                                                      ------- -------
                                                      $17,831 $18,841
                                                      ======= =======

See notes to consolidated condensed financial statements

                   Valpey-Fisher Corporation and Subsidiaries
                  (Formerly MATEC Corporation and Subsidiaries)
                      Consolidated Statements of Operations
                (In thousands, except per share data) (Unaudited)

                                      Three Months Ended Six Months Ended
                                       6/30/02  7/1/01   6/30/02    7/1/01
                                       ------- -------  -------   -------
Net sales ....................        $ 1,722  $ 4,913  $ 4,075   $11,914
Cost of sales ................          1,746    3,688    3,936     8,673
                                       ------- -------  -------   -------
  Gross profit (loss) ........            (24)   1,225      139     3,241

Operating expenses:
 Selling and advertising .....            387      741      740     1,526
 General and administrative...            288      364      593       820
                                       ------- -------  -------   -------
                                          675    1,105    1,333     2,346

Operating profit (loss) ......           (699)     120   (1,194)      895

Other income (expense):
 Interest income .............             27       11       55        34
 Interest expense.............            (22)     (30)     (49)      (34)
 Gain on sale of investment...              -      152      155       152
 Other, net ..................              -       36        -        72
                                       ------- -------  -------   -------
                                            5      169      161       224
Earnings (loss) from continuing
 operations before income taxes          (694)     289   (1,033)    1,119
Income tax benefit (expense) .            276     (116)     412      (448)
                                       ------- -------  -------   -------
Earnings (loss) from continuing
 operations ...................          (418)     173     (621)      671
(Loss) from discontinued
 operations, net of taxes .....             -        -      (45)        -
                                       ------- -------  -------   -------
Net earnings (loss) ...........        $ (418) $   173  $  (666)  $   671
                                       ======= =======  =======   =======

Basic earnings(loss)per share:
  Continuing operations........        $ (.10) $   .04  $  (.15)  $   .16
  Discontinued operations......             -        -     (.01)        -
                                       ------- -------  -------   -------
                                       $ (.10) $   .04  $  (.16)  $   .16
                                       ======= =======  =======   =======
Diluted earnings(loss)per share:
  Continuing operations........        $ (.10) $   .04  $  (.15)  $   .15
  Discontinued operations......             -        -     (.01)        -
                                       ------- -------  -------   -------
                                       $ (.10) $   .04  $  (.16)  $   .15
                                       ======= =======  =======   =======
Weighted average shares:
  Basic.......................          4,145    4,133    4,147     4,132
  Diluted ....................          4,145    4,279    4,147     4,330

Cash dividends per share .....         $    -  $     -  $     -   $     -
                                       ======= =======  =======   =======

                   Valpey-Fisher Corporation and Subsidiaries
                  (Formerly MATEC Corporation and Subsidiaries)
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                       Six Months Ended
                                                      6/30/02    7/1/01
                                                     --------   -------
Cash flows from operating activities:
 Net earnings (loss) from continuing operations .... $  (621) $   671
 Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
   Depreciation and amortization ...................     437      391
   Deferred income taxes ...........................     (13)     (96)
   Gain on sale of investment ......................    (155)    (152)
   Changes in operating assets and liabilities .....   1,253   (1,937)
                                                     -------   ------
Net cash provided (used) by operating activities         901   (1,123)
-----------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of investment ..................     155      183
 Capital expenditures ..............................     (75)  (1,793)
 Collection of note receivables ....................     120      121
 Other, net ........................................      (8)      (8)
                                                      ------   ------
Net cash provided (used) by investing activities         192   (1,497)
-----------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from long-term debt ......................       -    2,000
 Payments on long-term debt ........................    (201)    (118)
 Purchases of common stock  ........................     (25)       -
 Stock options exercised ...........................       -        5
                                                      ------   ------
Net cash provided (used) by financing activities        (226)   1,887
-----------------------------------------------------------------------
Net cash (used) by discontinued operations               (45)       -
-----------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     822     (733)

Cash and cash equivalents:
 Beginning of period ...............................   5,960    1,627
                                                      ------   ------
 End of period .....................................  $6,782   $  894
                                                      ======   ======

See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                  (Formerly MATEC Corporation and Subsidiaries)
             Consolidated Statements of Comprehensive Income (Loss)
                                 (In thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                              6/30/02  7/1/01
                                                              -------  -------

Net earnings (loss) ..................................        $  (418) $   173

Other comprehensive income, net of tax:
 Unrealized gain on marketable equity
 securities, net of tax expense of $879 in 2001 ......              -    1,320
                                                              -------  -------
Comprehensive income (loss) ..........................        $  (418) $ 1,493
                                                              =======  =======


                                                               Six Months Ended
                                                              6/30/02  7/1/01
                                                              -------  -------
Net earnings (loss) ..................................        $  (666) $   671

Other comprehensive income, net of tax:
 Unrealized gain on marketable equity
 securities, net of tax expense of $1,139 in 2001 ...               -    1,708
                                                              -------  -------
Comprehensive income (loss) .........................         $  (666) $ 2,379
                                                              =======  =======

See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                  (Formerly MATEC Corporation and Subsidiaries)
              Notes to Consolidated Condensed Financial Statements

1.       Financial Presentation:

         The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

         These interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.       Name Change:

        On May 31, 2002, under an Agreement of Merger and Plan of Liquidation Under Section 368(a)(1)(A) and Section 332 of the Internal Revenue Code of 1986, as amended, ("IRC") Valpey-Fisher Corporation ("VFC"), a wholly owned subsidiary of MATEC Corporation ("MATEC") was merged with and into MATEC and the separate corporate existence of VFC ceased. The parties intend that the Merger qualify as a reorganization described in Section 368(a)(1)(A) and a Plan of Liquidation described in Section 332 of the IRC. MATEC changed its name to Valpey-Fisher Corporation effective June 3, 2002.

3.       Receivables, net:

        Receivables, net of allowances, consist of the following:

                                                               6/30/02  12/31/01
                                                               -------  --------
                                                                 (in thousands)

Accounts receivable, less allowance for doubtful
 accounts of $433 and $396 ..........................         $ 1,065   $ 1,909
Refundable income taxes .............................             711       282
Amounts due from the sale of discontinued operations
 and assets .........................................              35       116
                                                              -------   -------
                                                              $ 1,811   $ 2,307
                                                              =======   =======

4. Inventories:

   Inventories consist of the following:
                                                               6/30/02  12/31/01
                                                               -------  --------
                                                                 (in thousands)

                  Raw materials ............................  $ 2,678  $ 3,573
                  Work in process ..........................      408      306
                  Finished goods ...........................      494      590
                                                              -------  -------
                                                              $ 3,580  $ 4,469
                                                              =======  =======

5. Discontinued Operations:

         During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. subsidiary. As a result of the sale, the company is performing environmental cleanup at the site. During the first quarter of 2002, the Company expensed $75,000 to increase the environmental expense accrual to reflect the revised estimate to complete the remediation. As of June 30, 2002, $875,000 has been expensed for the cleanup and $72,000 is accrued for future payments.


6.  Gain on Sale of Investment:

         In the first quarter of 2000, the Company sold its common stock interest in Bergen Cable Technology, Inc., received $1,319,000 in cash after estimated expenses and recorded a pre-tax gain of $1,226,000 on the sale. The above gain did not include the Company's share of the sale escrow balance, less any claims for indemnity thereon, if any, to be distributed on or before January 4, 2002. In the first quarter of 2002, the Company received $155,000 in cash as its estimated share of the escrow balance, less estimated claims thereon and reported this amount as a gain on sale of investment.

         In the second quarter of 2001, the real estate owned by Bergen Real Estate L.L.C. was sold. The Company had retained a 10% ownership interest in the L.L.C. and as a result, received $183,000 in cash after estimated expenses and recorded a pre-tax gain of $152,000 on the sale. The Company acquired its interest in this L.L.C. as part of the purchase price for the sale of its Bergen Cable Technologies, Inc. subsidiary.

7. Earnings (loss) Per Share:

         The computation of basic and diluted earnings (loss) per share from continuing operations is as follows:

                                                       THREE MONTHS ENDED
In thousands, except per share amounts                 6/30/02    7/1/01
--------------------------------------                 -------   -------
  BASIC
  -----
Earnings (loss) from continuing operations             $ (418)   $  173
                                                       ======    ======
Weighted average shares outstanding                     4,145     4,133
                                                       ======    ======
Basic earnings (loss) per share from
 continuing operations                                 $ (.10)   $  .04
                                                       ======    ======
  DILUTED
  -------
Earnings (loss) from continuing operations             $ (418)   $  173
                                                       ======    ======
Weighted average shares outstanding                     4,145     4,133
Increase from the assumed exercise
 of stock options                                           -       146
                                                       ------    ------
Diluted weighted average shares outstanding             4,145     4,279
                                                       ======    ======
Diluted earnings (loss) per share from
 continuing operations                                 $ (.10)   $  .04
                                                       ======    ======

                                                        SIX MONTHS ENDED
                                                       6/30/02    7/1/01
                                                       -------   -------
  BASIC
  -----
Earnings (loss) from continuing operations             $ (621)   $  671
                                                       =======   ======
Weighted average shares outstanding                     4,147     4,132
                                                       =======   ======
Basic earnings (loss) per share from
 continuing operations                                 $ (.15)   $  .16
                                                       =======   ======

  DILUTED
  -------
Earnings (loss) from continuing operations             $ (621)   $  671
                                                       =======   ======
Weighted average shares outstanding                     4,147     4,132
Increase from the assumed exercise of stock options         -       198
                                                       -------   ------
Diluted weighted average shares outstanding             4,147     4,330
                                                       =======   ======
Diluted earnings (loss) per share from
 continuing operations                                 $ (.15)   $  .15
                                                       =======   ======

    During the three and six months ended June 30, 2002, options to purchase 314,438 shares of common stock were not considered in the computation of diluted earnings per share since the Company reported a loss from continuing operations.

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Critical Accounting Policies
----------------------------

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes that judgments and estimates related to the following critical accounting policies could materially affect its consolidated financial statements. The Company performs on-going credit evaluations of customers and assesses the collectibility of its accounts receivable based on a number of factors including the customer's financial condition and collection history, and current economic trends. Similarly, the Company estimates the carrying value of its inventory based upon historic and projected usage, product design changes and projected customer purchases. The constant-changing technology markets that we supply also affect these estimates.


Liquidity and Capital Resources
-------------------------------
         Cash and cash equivalents increased $822,000 during the six months ended June 30, 2002. During this period, the Company's continuing operations and investing activities generated cash of $901,000 and $192,000, respectively, and financing activities used cash of $226,000.

         The cash provided by operations was mainly the result of a decrease in working capital of $1,253,000. Reductions in inventory of $889,000 and trade receivables of $844,000 were the main reasons for the improved working capital position. The decrease in inventory was mainly due to orders being filled from existing inventory and a continuing control on inventory purchases. The decrease in trade receivables resulted mainly from increased collections of outstanding balances. These working capital reductions were partially offset by an increase in refundable income taxes of $429,000, and reductions in accounts payable and accrued liabilities totaling $104,000. The decrease in accounts payable is mainly due to lower inventory purchases and the decrease in accrued liabilities is due primarily to the payment of the 401(k) match.

         During the six months ended June 30, 2002, the Company received $155,000 in cash from the sale of an investment. These proceeds represented the Company's share of the escrow balance; less estimated claims thereon, relating to the Company's sale of its common stock interest in Bergen Cable Technology, Inc., in the first quarter of 2000. In the second quarter of 2001, the real estate owned by Bergen Real Estate L.L.C. was sold. The Company had retained a 10% ownership interest in the L.L.C. and as a result, received $183,000 in cash after estimated expenses and recorded a pre-tax gain of $152,000 on the sale.

         The Company used $201,000 of cash during the six months ended June 30, 2002 to make regularly scheduled payments on its $2 million term note.

     Management believes that based on its current working capital, the expected cash flows from operations, and its $1,250,000 revolving line of credit, the Company's resources are sufficient to meet its financial needs in 2002 including a remaining capital expenditures budget of approximately $375,000.


Results of Operations
---------------------
         For the quarter and six months ended June 30, 2002, net sales decreased $3,191,000 (65%) and $7,839,000 (66%) from the comparable periods in 2001. The main reason for the drop in sales from last year was the lower backlog at the beginning of 2002 ($1.4 million) compared to that at the beginning of 2001 ($16.4 million). Sales recorded during the six months ended June 30, 2002 include sales cancellation charges of approximately $723,000 from two customers. The Company began to experience a drop-off in bookings during the first quarter of 2001. This drop-off continued through the end of 2001 as the market demand from the telecom, networking and wireless markets dropped significantly as customers began reporting slower growth rates and excess inventory levels. During 2001 customers were also requesting order cancellations and push-out of deliveries. The book-to-bill ratio during the six months ended June 30, 2002 was 1.11, with the backlog amounting to $1.6 million at June 30, 2002. As compared to the 1999-2001 time period, the Company continues to see customer orders for smaller quantities and reduced delivery dates. The Company is not sure of the potential impact on its future operations from the current continuing telecom market uncertainties. Over the past several months, the Company has directed more effort at new products for the medical, military, and instrumentation markets, as well as the telecom market.

     During the quarter ended June 30 2002, the Company reported a gross loss on sales of $24,000 compared to a gross profit of $1,225,000 in the comparable period in 2001. For the six months ended June 30, 2002, the gross profit was $139,000 compared to $3,241,000 in the comparable 2001 period. The main reason for the decrease in gross margins during both periods was the unfavorable effect of allocating the fixed overhead expenses over the lower sales volume. During these periods raw material and direct labor costs as a percentage of sales increased about 9% in total over the 2001 amount.

         During the quarter and six months ended June 30, 2002, selling and advertising expenses decreased $354,000 (48%)and $786,000 (52%), respectively, from the comparable periods in 2001. Lower sales commission expense to the Company's outside manufacturers' representatives and a decrease in advertising and promotion expenses were the main reasons for the expense decreases during these periods.

         During the quarter ended June 30, 2002, general and administrative expenses decreased $76,000 (21%) from 2001 mainly as a result of reduced personnel expense. During the six months ended June 30, 2002, general and administrative expenses decreased $227,000 (28%) from the comparable period in 2001 mainly due to reduced personnel expense and a lower provision for the management incentive bonus.

         The increases in interest income during the quarter and six months ended June 30, 2002 resulted mainly from the higher cash balances during the current year. The decrease in interest expense during the quarter ended June 30, 2002 is mainly due to the lower amount of outstanding debt. The increase in interest expense during the six months ended June 30, 2002 is mainly due to the higher amount of outstanding debt during the comparable periods. During the six months ended June 30, 2002, the Company received $155,000 in cash and reported this amount as a gain on sale of investment. This cash represents the Company's estimated share of the net escrow balance relating to the sale of the Company's common stock investment in Bergen Cable Technology, Inc. in 2000. In the second quarter of 2001, the real estate owned by Bergen Real Estate L.L.C. was sold. The Company realized a pre-tax gain of $152,000 after estimated expenses for its ownership share in this company.

         The estimated effective income tax rate for both 2002 and 2001 is 40%.

         For the quarter ended June 30, 2002, the Company reported an operating loss of $699,000 versus an operating profit of $120,000 in the comparable quarter of 2001 mainly as a result of the decrease in sales and gross margin offset in part by lower operating expenses. Nonoperating income amounted to $5,000 in 2002 compared to $169,000 in the corresponding 2001 period. As a result, the Company reported a net loss from continuing operations of $418,000 during the quarter ended June 30, 2002 compared to net earnings of $173,000 in in the comparable 2001 period.
         For the six months ended June 30, 2002, the Company reported an operating loss of $1,194,000 versus an operating profit of $895,000 in the comparable period of 2001 mainly as a result of a decrease in sales and gross margin offset in part by lower operating expenses. Nonoperating income amounted to $161,000 in 2002 compared to $224,000 of income in the corresponding 2001 period. As a result, the Company reported a net loss from continuing operations of $621,000 during the six months ended June 30, 2002 compared to net earnings of $671,000 in 2001. Loss from discontinued operations during the six months ended June 30, 2002 amounted to $45,000. In total, the Company reported a consolidated net loss of $666,000 during the six months ended June 30, 2002 versus net earnings of $671,000 in the comparable period of 2001.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

     The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at June 30, 2002, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point decline in interest rates would result in an approximate $68,000 decrease in interest income.

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

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on May 9, 2002. Listed below are the matters submitted to stockholders and the results of the stockholder votes.

          (i)  Election of eight directors:

              Nominee                       "For"         "Withheld"
          ---------------------           ---------       ----------
          Richard W. Anderson             3,602,807          10,784
          Eli Fleisher                    3,598,726          14,865
          Lawrence Holsborg               3,602,126          11,465
          John J. McArdle III             3,601,757          11,834
          Michael P. Martinich            3,598,726          14,865
          Robert W. Muir, Jr.             3,602,426          11,165
          Joseph W. Tiberio               3,599,576          14,015
          Ted Valpey, Jr.                 3,601,907          11,684




Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1      Articles of Amendment to Articles of Incorporation dated May 30, 2002
3.2      Restated and Amended Articles of Incorporation as of June 3, 2002

99.1     Certification of the Chief Executive Officer Pursuant to
         18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.2     Certification of the Chief Financial Officer Pursuant to
         18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Valpey-Fisher Corporation
                                    -------------------------------


Date:  August 8, 2002               By /s/ Ted Valpey, Jr.
                                    ----------------------------
                                    Ted Valpey, Jr.,
                                    Chairman of the Board, Chief
                                    Executive Officer and
                                    President


Date:  August 8, 2002               By /s/ Michael J. Kroll
                                    ----------------------------
                                    Michael J. Kroll
                                    Vice President, Treasurer and
                                    Chief Financial Officer