Form 10-Q
period 2002-09-29
MATEC CORP/DE/
filed 2002-11-05
CIK 85608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --- ---

As of November 1, 2002, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,134,615.

Valpey-Fisher Corporation

INDEX
                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

  ITEM 1. - FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets -
            September 29, 2002 and December 31, 2001 ...................     3

          Consolidated Statements of Operations - Three Months and
            Nine Months Ended September 29, 2002 and September 30, 2001      4

          Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended September 29, 2002 and September 30, 2001      5

          Consolidated Statements of Comprehensive Income (Loss) -
            Three Months and Nine Months ended September 29, 2002
            and September 30, 2001 .....................................     6

          Notes to Consolidated Condensed Financial Statements .........  7-10

  ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ........................ 11-14

  ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK ................................................    14

  ITEM 4. - CONTROLS AND PROCEDURES ...............................         15




PART II.  OTHER INFORMATION

  ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K ......................         15

SIGNATURES ........................................................         16

CERTIFICATIONS  ...................................................      17-20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets
                 (In thousands, except share data) (Unaudited)

                                                       9/29/02       12/31/01
                                                      --------       --------
                                        ASSETS
Current assets:
  Cash and cash equivalents ......................... $ 6,131         $ 5,960
  Receivables, net  .................................   2,272           2,307
  Inventories, net ..................................   2,667           4,469
  Deferred income taxes and other current assets ....   1,589           1,469
                                                      -------         -------
          Total current assets ....................... 12,659          14,205
                                                      -------         -------
Property, plant and equipment, at cost  .............  10,046           9,910
  Less accumulated depreciation .....................   6,033           5,383
                                                      -------         -------
                                                        4,013           4,527
                                                      -------         -------
Other assets.........................................      72             109
                                                      -------         -------
                                                      $16,744         $18,841
                                                      =======         =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.................. $   403         $   403
  Accounts payable ..................................     350             475
  Accrued liabilities ...............................   1,143             957
                                                      -------         -------
          Total current liabilities .................   1,896           1,835
                                                      -------         -------
Long-term debt ......................................     975           1,278
Deferred income taxes ...............................     714             754

Stockholders' equity:
  Preferred stock, $1.00 par value-
   Authorized 1,000,000 shares; issued none .........       -               -
  Common stock, $.05 par value-
   Authorized 10,000,000 shares;Issued and outstanding:
          4,134,615 and 4,152,515 shares ..............   207             208
  Capital surplus ...................................   4,754           4,810
  Retained earnings .................................   8,198           9,956
                                                      -------         -------
          Total stockholders' equity ................  13,159          14,974
                                                      -------         -------
                                                      $16,744         $18,841
                                                      =======         =======


            See notes to consolidated condensed financial statements

                   Valpey-Fisher Corporation and Subsidiaries
                     Consolidated Statements of Operations
               (In thousands, except per share data) (Unaudited)

                                       Three Months Ended   Nine Months Ended
                                        9/29/02   9/30/01   9/29/02   9/30/01
                                        -------   -------   -------   -------
Net sales ....................          $ 1,617   $ 3,007   $ 5,692   $14,921
Cost of sales ................            2,688     2,599     6,624    11,272
                                        -------   -------   -------   -------
  Gross profit (loss) ........           (1,071)      408      (932)    3,649

Operating expenses:
 Selling and advertising .....              389       508     1,129     2,034
 General and administrative...              281       320       874     1,140
                                        -------   -------   -------   -------
                                            670       828     2,003     3,174

Operating profit (loss) ......           (1,741)     (420)   (2,935)      475

Other income (expense):
 Interest income .............               28         6        83        40
 Interest expense.............              (17)      (31)      (66)      (65)
 Gain on sale of investment...                -         -       155       152
 Other, net ..................                -        36         -       108
                                        -------   -------   -------     -----
                                             11        11       172       235
Earnings (loss) from continuing
 operations before income taxes          (1,730)     (409)   (2,763)      710
Income tax benefit (expense) .              638       164     1,050      (284)
                                        -------   -------   -------   -------
Earnings (loss) from continuing
 operations ...................          (1,092)     (245)   (1,713)      426
(Loss) from discontinued
 operations, net of taxes .....               -         -       (45)        -
                                        -------   -------   -------   -------
Net earnings (loss) ...........         $(1,092)  $  (245)  $(1,758)  $   426
                                        ========  =======   =======   =======

Basic earnings (loss) per share:
  Continuing operations........           $(.26)    $(.06)    $(.41)    $ .10
  Discontinued operations......               -         -      (.01)        -
                                          -----     -----     -----     -----
                                          $(.26)    $(.06)    $(.42)    $ .10
                                          =====     =====     =====     =====
Diluted earnings (loss) per share:
  Continuing operations........           $(.26)    $(.06)    $(.41)    $ .10
  Discontinued operations......               -         -      (.01)        -
                                          -----     -----     -----     -----
                                          $(.26)    $(.06)    $(.42)    $ .10
                                          =====     =====     =====     =====
Weighted average shares:
  Basic.......................            4,140     4,136     4,144     4,134
  Diluted ....................            4,140     4,136     4,144     4,295


Cash dividends per share .....            $   -     $   -     $   -     $   -
                                          =====     =====     =====     =====

                   Valpey-Fisher Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                        Nine Months Ended
                                                       9/29/02     9/30/01
                                                       --------  ----------
Cash flows from operating activities:
 Net earnings (loss) from continuing operations       $ (1,713) $      426
 Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
   Depreciation and amortization                           650         585
   Deferred income taxes                                  (217)       (144)
   Gain on sale of investment                             (155)       (152)
   Changes in operating assets and liabilities           1,863      (1,176)
                                                       --------  ----------
Net cash provided (used) by operating activities           428        (461)
---------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of investment                          155         183
 Capital expenditures                                     (136)     (2,043)
 Collection of note receivables                            137         169
 Other, net                                                 (8)         (8)
                                                       --------  ----------
Net cash provided (used) by investing activities           148      (1,699)
---------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from long-term debt                                -       2,000
 Payments on long-term debt                               (303)       (218)
 Purchases of common stock                                 (57)        (32)
 Stock options exercised                                     -          81
                                                      ---------  ----------
Net cash provided (used) by financing activities          (360)      1,831
---------------------------------------------------------------------------
Net cash (used) by discontinued operations                 (45)          -
---------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       171        (329)

Cash and cash equivalents:
 Beginning of period                                     5,960       1,627
                                                       --------  ----------
 End of period                                        $  6,131  $    1,298
                                                       ========  ==========

           See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                                 (In thousands)
                                  (Unaudited)

                                                            Three Months Ended
                                                            9/29/02   9/30/01
                                                            -------   -------

Net (loss) .........................................        $(1,092)  $  (245)
Other comprehensive income, net of tax:
 Unrealized gain on marketable equity
 securities, net of tax expense of $21 in 2001 .....              -        32
                                                            -------   -------
Comprehensive (loss) ...............................        $(1,092)  $  (213)
                                                            =======   =======


                                                            Nine Months Ended
                                                            9/29/02   9/30/01
                                                            -------   -------
Net earnings (loss) ..................................      $(1,758)  $   426

Other comprehensive income, net of tax:
 Unrealized gain on marketable equity
 securities, net of tax expense of $1,160 in 2001 ...             -     1,740
                                                            --------  -------
Comprehensive income (loss) .........................       $(1,758)  $ 2,166
                                                            ========  =======

See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
              Notes to Consolidated Condensed Financial Statements

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

    3.  Receivables, net:

     Receivables, net of allowances, consist of the following:

                                                                 9/29/02  12/31/01
                                                                 -------  --------
                                                                   (in thousands)

Accounts receivable, less allowance for doubtful
 accounts of $317 and $396 ..........................            $   973   $ 1,909
Refundable income taxes .............................              1,275       282
Amounts due from the sale of discontinued operations
 and assets .........................................                 24       116
                                                                 -------   -------
                                                                 $ 2,272   $ 2,307
                                                                 =======   =======

    4.  Inventories, net:

        Inventories, net of reserves, consist of the following:

                                                                 9/29/02  12/31/01
                                                                 -------  --------
                                                                   (in thousands)

                    Raw materials ............................   $ 1,939   $ 3,573
                    Work in process ..........................       419       306
                    Finished goods ...........................       309       590
                                                                 -------   -------
                                                                 $ 2,667   $ 4,469
                                                                 =======   =======

5. Discontinued Operations:

     During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. subsidiary. As a result of the sale, the company is performing environmental cleanup at the site. During the first quarter of 2002, the Company expensed $75,000 to increase the environmental expense accrual to reflect the revised estimate to complete the remediation. As of September 29, 2002, $875,000 has been expensed for the cleanup and $44,000 is accrued for future payments.


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

7. Earnings (loss) Per Share:

     The computation of basic and diluted earnings (loss) per share from continuing operations is as follows:

                                                      THREE MONTHS ENDED
In thousands, except per share amounts                 9/29/02    9/30/01
---------------------------------------------------   --------- ----------
  BASIC
Earnings (loss) from continuing operations           $  (1,092) $    (245)
                                                      ========= ==========
Weighted average shares outstanding                      4,140      4,136
                                                      ========= ==========
Basic earnings (loss) per share from
 continuing operations                               $    (.26) $    (.06)
                                                      ========= ==========
  DILUTED
Earnings (loss) from continuing operations           $  (1,092) $    (245)
                                                      ========= ==========
Weighted average shares outstanding                      4,140      4,136
                                                      ========= ==========
Diluted weighted average shares outstanding              4,140      4,136
                                                      ========= ==========
Diluted earnings (loss) per share from
 continuing operations                               $    (.26) $    (.06)
                                                      ========= ==========

                                                      NINE MONTHS ENDED
                                                       9/29/02    9/30/01
                                                      --------- ----------
  BASIC
Earnings (loss) from continuing operations           $  (1,713) $     426
                                                      ========= ==========
Weighted average shares outstanding                      4,144      4,134
                                                      ========= ==========
Basic earnings (loss) per share from
 continuing operations                               $    (.41) $     .10
                                                      ========= ==========

  DILUTED
Earnings (loss) from continuing operations           $  (1,713) $     426
                                                      ========= ==========
Weighted average shares outstanding                      4,144      4,134
Increase from the assumed exercise of stock options          -        161
                                                     ---------- ----------
Diluted weighted average shares outstanding              4,144      4,295
                                                      ========= ==========
Diluted earnings (loss) per share from
 continuing operations                               $    (.41) $     .10

     During the three and nine months ended September 29, 2002, options to purchase 314,438 shares of common stock were not considered in the computation of diluted earnings per share since the Company reported a loss from continuing operations.

     During the three months ended September 30, 2001, options to purchase 429,438 shares of common stock were not considered in the computation of diluted earnings per share since the Company reported a loss from continuing operations.

8. Recent Accounting Pronouncements:

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 146, which addresses accounting for restructuring and similar costs, becomes effective for exit or disposal activities initiated after December 31, 2002. SFAS supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

     Management believes that judgments and estimates related to the following critical accounting policies could materially affect its consolidated financial statements. The Company performs on-going credit evaluations of customers and assesses the collectibility of its accounts receivable based on a number of factors including the customer's financial condition and collection history, and current economic trends. Similarly, the Company estimates the carrying value of its inventory based upon historic and projected usage, product design changes and projected customer purchases. The constant changing technology markets that we supply also affect these estimates.


Liquidity and Capital Resources

     Cash and cash equivalents increased $171,000 during the nine months ended September 29, 2002. During this period, the Company's continuing operations and investing activities generated cash of $428,000 and $148,000,respectively, and financing activities used cash of $360,000.

     The cash provided by operations was mainly the result of a decrease in working capital of $1,863,000 and depreciation of $650,000 partially offset by the net loss of $1,713,000. Reductions in inventory of $1,802,000 and trade receivables of $936,000 were the main reasons for the improved working capital position. The decrease in inventory was mainly due to orders being filled from existing inventory, a continuing control on inventory purchases and an additional inventory reserve provision of $900,000 for excess inventory. The decrease in trade receivables resulted mainly from increased collections of outstanding balances and the lower sales levels. These working capital reductions were partially offset by an increase in refundable income taxes of $993,000.

     During the nine months ended September 29, 2002, the Company received $155,000 in cash from the sale of an investment. These proceeds represented the Company's share of the escrow balance; less estimated claims thereon, relating to the Company's sale of its common stock interest in Bergen Cable Technology, Inc., in the first quarter of 2000. In the second quarter of 2001, the real estate owned by Bergen Real Estate L.L.C. was sold. The Company had retained a 10% ownership interest in the L.L.C. and as a result, received $183,000 in cash after estimated expenses and recorded a pre-tax gain of $152,000 on the sale.

     The Company used $303,000 of cash during the nine months ended September 29, 2002 to make regularly scheduled payments on its $2 million term note.

     Management believes that based on its current working capital, the expected cash flows from operations, and its $1,250,000 revolving line of credit, the Company's resources are sufficient to meet its financial needs in 2002 including a remaining capital expenditures budget of approximately $300,000.


Results of Operations

     For the quarter and nine months ended September 29, 2002, net sales decreased $1,390,000 (46%) and $9,229,000 (62%) from the comparable periods in 2001. The main reason for the drop in sales from last year was the lower backlog at the beginning of 2002 ($1.4 million) compared to that at the beginning of 2001 ($16.4 million). Sales recorded during the nine months ended September 29, 2002 include sales cancellation charges of approximately $723,000 from two customers. The Company began to experience a drop-off in bookings during the first quarter of 2001. This drop-off continued through the end of 2001 as the market demand from the telecom, networking and wireless markets dropped significantly as customers began reporting slower growth rates and excess inventory levels. During 2001 customers were also requesting order cancellations and push-out of deliveries. The book-to-bill ratio during the nine months ended September 29, 2002 was 1.10, with the backlog amounting to $1.9 million at September 29, 2002. We believe that market conditions for our products, in particular the telecom market, have not "bottomed out", and near-term visibility continues to be poor. Our major telecom customers continue to announce plant closings and work-force reductions. The telecom industry continues to operate at low levels of production with customers not willing to commit to forecasts and long-term contracts. Orders for the most part continue to be small with near-term delivery dates. Over the past several months, the Company has directed more effort at new products for the medical, military, and instrumentation markets, as well as the telecom market.

     During the quarter ended September 29, 2002, the Company reported a gross loss on sales of $1,071,000 compared to a gross profit of $408,000 in the comparable period in 2001. For the nine months ended September 29, 2002, the gross loss on sales was $932,000 compared to a gross profit of $3,649,000 in the comparable 2001 period. During the quarter ended September 29, 2002, the Company recorded a $900,000 inventory provision for excess inventory and a $50,000 provision for employee severance expense. Excluding these charges, the main reason for the decrease in gross margins during both periods was the unfavorable effect of allocating the fixed overhead expenses over the lower sales volume. During these periods raw material and direct labor costs as a percentage of sales remained fairly equal to those in the 2001 comparable periods.

     During the quarter and nine months ended September 29, 2002, selling and advertising expenses decreased $119,000 (23%)and $905,000 (44%), respectively, from the comparable periods in 2001. Lower sales commission expense to the Company's outside manufacturers' representatives and a decrease in advertising and promotion expenses were the main reasons for the expense decreases during these periods. The quarter and nine months ended September 29, 2002 includes a $50,000 provision for employee severance expense.
     During the quarter ended September 29, 2002, general and administrative expenses decreased $39,000 (12%) from 2001 mainly as a result of reduced personnel expense. During the nine months ended September 29, 2002, general and administrative expenses decreased $266,000 (23%) from the comparable period in 2001 mainly due to reduced personnel expense and a lower provision for the management incentive bonus.
     The increases in interest income during the quarter and nine months ended September 29, 2002 resulted mainly from the higher cash balances during the current year. The decrease in interest expense during the quarter ended
September 29, 2002 is mainly due to the lower amount of outstanding debt. Interest expense during the nine months ended September 29,2002 is fairly consistent with the prior year amount since the average outstanding debt during the periods was comparable. During the nine months ended September 29, 2002, the Company received $155,000 in cash and reported this amount as a gain on sale of investment. This cash represents the Company's estimated share of the net escrow balance relating to the sale of the Company's common stock investment in Bergen Cable Technology, Inc. in 2000. In the second quarter of 2001, the real estate owned by Bergen Real Estate L.L.C. was sold. The Company realized a pre-tax gain of $152,000 after estimated expenses for its ownership share in this company.
     The estimated effective income tax rate for 2002 is 38% compared to 40% in 2001.
     For the quarter ended September 29, 2002, the Company reported an operating loss of $1,741,000 versus an operating loss of $420,000 in the comparable quarter of 2001 mainly as a result of the decrease in sales and gross margin, a $900,000 inventory provision for excess inventory offset in part by lower operating expenses. Nonoperating income was comparable in both periods. As a result, the Company reported a net loss from continuing operations of $1,092,000 during the quarter ended September 29, 2002 compared to a net loss of $245,000 in the comparable 2001 period.

     For the nine months ended September 29, 2002, the Company reported an operating loss of $2,935,000 versus an operating profit of $475,000 in the comparable period of 2001 mainly as a result of a decrease in sales and gross margin, a $900,000 inventory provision for excess inventory offset in part by lower operating expenses. Nonoperating income amounted to $172,000 in 2002 compared to $235,000 of income in the corresponding 2001 period. As a result, the Company reported a net loss from continuing operations of $1,713,000 during the nine months ended September 29, 2002 compared to net earnings of $426,000 in 2001. Loss from discontinued operations during the nine months ended September 29, 2002 amounted to $45,000. In total, the Company reported a consolidated net loss of $1,758,000 during the nine months ended September 29, 2002 versus net earnings of $426,000 in the comparable period of 2001.

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

   Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at September 29, 2002, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point decline in interest rates would result in an approximate $61,000 decrease in interest income.
     The Company purchases certain inventory from and sells product in foreign countries. As these activities are currently transacted in U.S. dollars, they are not subject to foreign currency exchange risk. However, significant fluctuation in the currencies where the Company purchases inventory or sells product could make the U.S. dollar equivalent of such transactions more or less favorable to the Company and the other involved parties.

   Item 4. Controls and Procedures

   a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's Chairman of the Board and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chairman of the Board and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

   b) Changes in internal control.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                         Valpey-Fisher Corporation

Date: November 4, 2002                   By /s/ Michael J. Kroll
                                         ----------------------------
                                         Michael J. Kroll
                                         Vice President, Treasurer and
                                         Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

   I, Ted Valpey, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Valpey-Fisher Corporation;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: November 4, 2002

                                                By /s/ Ted Valpey, Jr.
                                                ----------------------------
                                                Ted Valpey, Jr.
                                                Chief Executive Officer through
                                                September 29, 2002 and Chairman

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

   I, Michael J. Kroll, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Valpey-Fisher Corporation;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: November 4, 2002

                                                  By /s/ Michael J. Kroll
                                                  --------------------------
                                                  Michael J. Kroll
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer