Form 10-K
period 2002-12-31
MATEC CORP/DE/
filed 2003-03-27
CIK 85608

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                          -----------------

                                 OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-4184
                       ------

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

                         Yes [X]         No [  ]


Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, an will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes [ ]         No [X]

Aggregate market value of voting stock held by non-affiliates: $5,617,556 (computed by reference to the last sales price of such common stock on March 20, 2003 as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 20, 2003:  4,193,515

Documents incorporated by reference:
  Annual Report to Stockholders for the year ended December 31, 2002:
    Parts I, II and IV
  Proxy Statement for the 2003 annual meeting of stockholders: Part III

                                     PART I

Item 1.  Business
-----------------

General

     Valpey-Fisher Corporation ("Valpey" or "Registrant") (formerly known as MATEC Corporation) is incorporated under the laws of Maryland. As used herein the term "Company" refers to Valpey-Fisher and its subsidiaries.

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

Financial Information about Industry Segments

    The Company operates in one business segment. Information about export sales is set forth in Note 14 of the Notes to Consolidated Financial Statements in the 2002 Annual Report to Stockholders, which Note is incorporated by reference.

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

- ultra-high frequency crystals used in crystal filters and oscillators for original equipment manufacturers ("OEMs") telecommunications and microwave applications.

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

    The ultrasonic transducer devices are sold to the NDT (nondestructive testing), industrial, research and bio-medical markets. Applications include weld testing, flaw detection, thickness gauging, and corrosion inspection.

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

    Valpey sells its frequency control products primarily to OEMs, electronic manufacturing services (EMS) companies, and distributors. Valpey's distributors also sell to both the OEMs and EMS companies. Ultrasonic transducer devices are sold primarily to OEMs, colleges and universities and research facilities.

    In recent years, OEMs have outsourced a significant amount of their manufacturing capability to EMS companies. As a result, this has tended to increase the concentration of sales to the EMS companies. Sales to Solectron Corporation, an EMS company, accounted for approximately 22%, 15%, and 21% of Valpey's net sales in 2002, 2001, and 2000, respectively. During 2000, sales to Flextronics International, an EMS company, accounted for approximately 13% of Valpey's net sales. Sales to Valpey's five largest customers accounted for approximately 46% of its sales in 2002, compared to 45% in 2001 and 50% in 2000. Sales to EMS companies accounted for approximately 43% of Valpey's sales in 2002, compared to 38% in 2001, and 47% in 2000.

  Export sales amounted to approximately 27% of Valpey's sales in 2002, 23% in 2001 and 23% in 2000. Information about export sales is set forth in Note 14 of the Notes to Consolidated Financial Statements in the 2002 Annual Report to Stockholders, which Note is incorporated by reference. Valpey's international sales are transacted in U. S. dollars.

  Backlog
  -------

    Valpey's backlog of firm orders was $1,054,000 at December 31, 2002 and $1,364,000 at December 31, 2001. The decrease in backlog is primarily due to the drop in demand for the Company's products from the telecom equipment market. Valpey expects to ship the entire December 31, 2002 backlog during 2003.

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

    During 2001, Valpey began the manufacturing of certain raw material and finished product in Omsk, Russia.

    Valpey imports completed products from various Far East (including China, Japan, South Korea, Philippines, and Taiwan) suppliers for resale to its customers.

  Environmental Regulations
  --------------------------

    To the knowledge of the Company compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, has not had, nor will have a material effect upon capital expenditures, earnings from continuing operations or competitive position.

    As a result of the sale of its Bergen Cable subsidiary in 1998, the Company is performing environmental clean up at that site. See Note 4 of the Notes to Consolidated Financial Statements in the 2002 Annual Report to Stockholders, which Note is incorporated by reference.

  Employees
  ---------

    At December 31, 2002, the Company employed 65 full-time employees. No employees of the Company are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.


Foreign and Domestic Operations and Export Sales

    During 2000, Valpey established a division located in Omsk, Russia to focus on new product development. At December 31, 2002, Valpey had approximately $250,000 of assets located in Russia.

    Financial information about export sales is set forth in Note 14 of the Notes to Consolidated Financial Statements in the 2002 Annual Report to Stockholders, which Note is incorporated by reference.

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

Item 2.  Properties
-------------------

    Valpey owns its 32,000 square foot facility located in Hopkinton, Massachusetts that contains office and manufacturing space and serves as the Company's corporate headquarters.

    The Company believes its facility is suitable for its current use and is in good repair. The Company believes that its facility is adequate to satisfy its current production capacity needs.

Item 3.  Legal Proceedings
--------------------------

    Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
    No matters were submitted to a vote of the Registrant's security holders during the last quarter of the fiscal year covered by this report.

Executive Officers of the Registrant
------------------------------------

    The names, ages and offices of the executive officers of the Company are as follows:

       Name                   Age              Office
       ----                   ---              ------

Ted Valpey, Jr.                70          Chairman
Michael J. Ferrantino          60          President and Chief Executive Officer
Michael J. Kroll               54          Vice President, Treasurer and Chief Financial Officer


    The term of office for each officer of the Registrant is until the first meeting of the Board of Directors following the Annual Meeting of Stockholders and until a successor is chosen and qualified.

    Mr. Valpey has been Chairman of the Company since 1982 and was President and Chief Executive Officer of the Registrant from April 28, 1997 until September 29, 2002.

    Mr. Ferrantino was named President and Chief Executive Officer of the Company on September 30, 2002 and was elected to the Board of Directors of the Company on October 23, 2002. From January 2002 to September 2002, he was President of Micro Networks Division (manufacturer of high frequency and filter components and subsystems) of Integrated Circuit Systems, Inc. Mr. Ferrantino was President and Chief Executive Officer of Micro Networks Corporation (MNC) from December 1998 until January 2002 and was Chairman of the Board of MNC from April 2000 to January 2002. From April 1994 to October 1998 Mr. Ferrantino was Executive Vice President and Chief Operating Officer of CP Clare (manufacturer of semiconductor circuits, relays and surge protector products).

    Mr. Kroll has been Vice President and Treasurer of the Registrant since 1982 and was named Chief Financial Officer in May 2002.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------------

    The information set forth on the inside back cover of the 2002 Annual Report to Stockholders under the caption "Common Stock Information" is incorporated by reference.

   Equity Compensation Plan Information

    The following table presents information as of December 31, 2002 regarding the number of shares of the Registrant's common stock that may be issued under the Registrant's equity compensation plans.

                                                                                                     Number of securities
                                                                                                     remaining available for
                                                                                                     future issuance under equity
                                   Number of securities to be       Weighted-average exercise        compensation plans (excluding
                                   issued upon exercise of          price of outstanding options,    securities reflected in the
                                   outstanding options, warrants    warrants and rights              first column)
     Plan Category                 and rights
---------------------------------- -------------------------------- -------------------------------- -------------------------------

Equity compensation plans
approved by security
holders (1)                                509,938                        $3.57                             172,166
Equity compensation plans not
approved by
security holders (2)                            -0-                         -0-                                 -0-

(1)  Includes the 2001, 1999 and 1992 Stock Option Plans.

(2) Does not include 100,000 shares of Restricted Stock awarded pursuant to the Restricted Stock Agreement dated December 19, 2002 between Mr. Ferrantino and the Company.


Material Feature of Restricted Stock Agreement between the Company and Mr. Ferrantino Not Approved by Shareholders

    As an inducement to becoming an employee of the Company, pursuant to a Restricted Stock Agreement dated December 19, 2002 between the Company and Michael J. Ferrantino, a director and President and Chief Executive Officer of the Company, on December 24, 2002, the Company issued Mr. Ferrantino 100,000 shares of Common Stock for a purchase price of $.05 per share or an aggregate purchase price of $5,000. Pursuant to the Agreement, the Stock may not be sold or transferred, encumbered or otherwise disposed of for a period of five years from October 23, 2002 except that said restrictions will terminate as to 20% of the Restricted Stock upon each of October 23, 2003, 2004, 2005, 2006 and 2007. In addition, the Restriction shall terminate as to an additional 20% of the Restricted Stock upon the death of the employee after October 23, 2003 or entirely upon a change in control of ownership of 70% or more of the outstanding Common Stock of the Company by anyone other than Ted Valpey, Jr. or certain mergers or reorganization of the Company. The Restricted Stock Agreement was not submitted to shareholders for approval.

Sale of Unregistered Securities
-------------------------------

The 100,000 shares of Common Stock issued to Mr. Ferrantino pursuant to the Restricted Stock Agreement described above in this Item 5 have not been registered under the Securities Act of 1933 (the "Act"). Transfer of the shares is subject to the restrictions and limitations under the Act. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Act as a transaction not involving any public offering.


Item 6.  Selected Financial Data
--------------------------------

    The information set forth on page 4 of the 2002 Annual Report to Stockholders under the caption "Five Year Financial Summary" is incorporated by reference.


Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

    The information set forth on pages 4 through 7 of the 2002 Annual Report to Stockholders under the caption "Management's Discussion and Analysis" is incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

    The information set forth on page 6 of the 2002 Annual Report to Stockholders under the section "Quantitative and Qualitative Disclosures about Market Risk" included under the caption "Management's Discussion and Analysis" is incorporated by reference.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

    The information contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Certified Public Accountants and the Independent Auditors' Report appearing on pages 8 through 20 of the 2002 Annual Report to Stockholders is incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

    Effective November 6, 2002, the Registrant dismissed Deloitte & Touche LLP (D&T) as independent accountants and appointed Grant Thornton LLP (GT) as independent accountants for the Registrant. The Registrant's audit committee approved these changes and recommended them to the Board of Directors. The Registrant's Board of Directors approved the changes.

     During the Company's two most recent fiscal years and the subsequent interim period preceding D&T's dismissal, there were no disagreements between D&T and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make a reference to the subject matter of the disagreements in their report on financial statements for such year. During such period, there were no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K.

    The reports of D&T on the Company's consolidated financial statements as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

    During the Company's two most recent fiscal years and through November 6, 2002, the Company did not consult with GT with respect to the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

    The Company provided D&T with a copy of the foregoing disclosures and requested that D&T furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements and, if not, stating the respects in which it does not agree. A copy of the letter from D&T to the Commission filed as Exhibit 16.1 to the Form 8-K dated November 6, 2002 is incorporated by reference.

                                    PART III

    The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", "Executive Compensation" and "Equity Compensation Plan Information", in Registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".


Item 14.  Controls and Procedures
---------------------------------

    Evaluation of disclosure controls and procedures.

    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

    Changes in internal control.

  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  1. The following  Consolidated  Financial  Statements are  incorporated  by
     reference   from  the  indicated   pages  of  the  2002  Annual  Report  to
     Stockholders:

                                                              Page Number(s) in
                                                                Annual Report
                                                                -------------

     Consolidated Balance Sheets, December 31, 2002 and 2001             8

     Consolidated Statements of Operations for the Years Ended
          December 31, 2002, 2001 and 2000                               9

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2002, 2001 and 2000                              10

     Consolidated Statements of Stockholders' Equity for the Years Ended
          December 31, 2002, 2001 and 2000                              11

     Consolidated Statements of Comprehensive Income (Loss) for the
          Years Ended December 31, 2002, 2001 and 2000                  11

     Notes to Consolidated Financial Statement                       12-19

     Report of Independent Certified Public Accountants                 20

     Independent Auditors' Report                                       20

(a) 2. The following schedule to the Consolidated Financial Statements, the Report of Independent Certified Public Accountant, and the Independent Auditors' Report on Schedule are filed as part of this report.


                                                                    Page Number
                                                                    -----------
Report of Independent Certified Public Accountants on Supplementary
Schedule                                                                17
Independent Auditors' Report                                            18
Schedule II - Valuation Reserves                                        19

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) 3. The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index on page 20 are as follows:


     Exhibit No.                              Description
     ----------                               -----------

          2.                             Agreement of Merger and Recapitalization
         3.1                             Restated and Amended Articles of Incorporation
         3.2                             By-Laws effective March 6, 2002
         7.1                             Loan Agreement dated February 27, 2001
         7.2                             Commercial Term Promissory Note
         7.3                             Demand Revolving Line of Credit Promissory Note
        10.1     *                       1992 Stock Option Plan
        10.2     *                       1999 Stock Option Plan
        10.3     *                       Management Incentive Plan
        10.4     *                       2001 Stock Option Plan
        10.5     *                       Restricted Stock Agreement
          13.                            2002 Annual Report to Stockholders
        16.1                             Letter from Deloitte & Touche LLP to the Securities and Exchange Commission
                                         dated November 6, 2002
          21.                            Subsidiaries of the Registrant
          23.                            Independent Certified Public Accountant Consent
        23.1                             Independent Auditors' Consent
        99.1                             Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
                                         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                         2002.
        99.2                             Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section
                                         1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

(b) Reports on Form 8-K

    On November 6, 2002, the Registrant filed a report on Form 8-K dated
    November 6, 2002 reporting under Item 4. Changes in Registrant's
    Certifying Accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Valpey-Fisher Corporation

Date: March 26, 2003                         By: /s/ Michael J. Ferrantino
                                                 ------------------------------
                                                     Michael J. Ferrantino
                                                President and Chief Executive
                                                           Officer
                                                (Principal Executive Officer)

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

     Signature                                          Title                                       Date
     ---------                                          -----                                       ----
/s/ Ted Valpey, Jr.                             Chairman of the Board                              March 26, 2003
---------------------------
Ted Valpey, Jr.

/s/ Michael J. Ferrantino                       President, Chief Executive Officer                 March 26, 2003
----------------------------                    and Director (Principal Executive Officer)
Michael J. Ferrantino


/s/ Michael J. Kroll                            Vice President, Treasurer and                      March 26, 2003
----------------------------                    Chief Financial Officer
Michael J. Kroll                               (Principal Financial Officer
                                                and Principal Accounting
                                                Officer)

/s/ Richard W. Anderson                         Director                                           March 26, 2003
-------------------------
Richard W. Anderson

/s/ Eli Fleisher                                Director                                           March 26, 2003
--------------------------------------
Eli Fleisher

/s/ Larry Holsborg                              Director                                           March 26, 2003
--------------------------------
Lawrence Holsborg

/s/ Michael P. Martinich                        Director                                           March 26, 2003
----------------------------
Michael P. Martinich

/s/ John J. McArdle III                         Director                                           March 26, 2003
------------------------------
John J. McArdle III

/s/ Robert W. Muir, Jr.                         Director                                           March 26, 2003
-------------------------------
Robert W. Muir, Jr.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    ----------------------------------------
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------

I, Michael J. Ferrantino, certify that:

1. I have reviewed this annual report on Form 10-K of Valpey-Fisher Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003                      By /s/ Michael J. Ferrantino
                                           ----------------------------
                                           Michael J. Ferrantino
                                           President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                    ----------------------------------------
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------

I, Michael J. Kroll, certify that:

1. I have reviewed this annual report on Form 10-K of Valpey-Fisher Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003      By /s/ Michael J. Kroll
                           -----------------------
                           Michael J. Kroll
                           Vice President, Treasurer and Chief Financial Officer

Report of Independent Certified Public Accountants on Supplementary Schedule

To Valpey-Fisher Corporation:

       We have audited the accompanying consolidated balance sheet of Valpey-Fisher Corporation and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended, and have issued our report thereon dated February 14, 2003 (except for matters discussed in note 10, as to which the date is March 18, 2003); such consolidated financial statements and report are included in your 2002 Annual Report to stockholders and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company as of and for the year ended December 31, 2002, listed in Item 15a(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein.


GRANT THORNTON LLP
Boston, Massachusetts
February 14, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Valpey-Fisher Corporation (formerly MATEC Corporation)
Hopkinton, Massachusetts

We have audited the consolidated financial statements of Valpey-Fisher Corporation (formerly MATEC Corporation) and subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, and have issued our report thereon dated February 15, 2002; such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Valpey-Fisher Corporation (formerly MATEC Corporation) and subsidiaries, listed in Item 15(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule for the years ended December 31, 2001 and 2000, when considered in relation to the basic financial statements for the years ended December 31, 2001 and 2000, taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 15, 2002

                                                       Valpey-Fisher Corporation and Subsidiaries

                                                  Schedule II - Valuation and Qualifying Accounts
                                                  -----------------------------------------------

                                                                Additions
                                                       ------------------------------
                                 Balance at           Charged to           Charged to                               Balance at
                                  Beginning            Costs and             Other                                      End
        Description               of Period            Expenses             Accounts           Deductions            of Period
---------------------------- -------------------- -------------------- ------------------- -------------------- --------------------
Allowance for
Doubtful Accounts:
Year Ended:
December 31, 2002            $     395,800        $       30,000      $    139,200         $    (365,000)       $     200,000
                             -------------------- -------------------- ------------------- -------------------- -------------------

December 31, 2001            $     175,000        $      148,200      $     88,100         $     (15,500)       $     395,800
                             -------------------- -------------------- ------------------- -------------------- --------------------

December 31, 2000            $      93,000        $       30,700      $     51,300         $          -         $     175,000
                             -------------------- -------------------- ------------------- -------------------- --------------------


Inventory Reserve:

Year Ended:
December 31, 2002            $   3,854,000         $   1,601,000       $   228,000         $   (344,000)        $   5,339,000
                             -------------------- -------------------- ------------------- -------------------- --------------------

December 31, 2001            $   1,673,000         $   2,600,000       $         -         $   (419,000)        $   3,854,000
                             -------------------- -------------------- ------------------- -------------------- --------------------

December 31, 2000            $  1,389,000         $      935,000       $         -         $   (642,000)        $   1,673,000
                             -------------------- -------------------- ------------------- -------------------- --------------------

                                  EXHIBIT INDEX

Exhibit No. (inapplicable items are omitted)
----------

2. Agreement of Merger and Recapitalization between MATEC Corporation a Delaware corporation and MATEC Corporation a Maryland corporation (incorporated by reference to Exhibit A to the Proxy Statement of Registrant for its Special in Lieu of Annual Meeting of Stockholders held on June 18, 1998).

3.1 Restated and Amended Articles of Incorporation as of June 3, 2002 (incorporated by reference to Exhibit 3.2 on Registrant's Form 10-Q for the period ended June 30, 2002).

3.2 By-Laws effective March 6, 2002 (incorporated by reference to Exhibit 3.3 on Registrant's Form 10-Q for the period ended March 31, 2002).

7.1 Loan Agreement dated February 27, 2001 between the Registrant, Valpey Fisher Corporation and First Massachusetts Bank, N.A. (incorporated by reference to Exhibit 7.1 on Registrant's Form 10-Q for the quarter ended April 1, 2001).

7.2 Commercial Term Promissory Note dated February 27, 2001 between the Registrant, Valpey Fisher Corporation and First Massachusetts Bank, N.A. (incorporated by reference to Exhibit on Registrant's Form 10-Q for the quarter ended April 1, 2001).

7.3 Demand Revolving Line of Credit Promissory Note dated February 27, 2001 between the Registrant, Valpey Fisher Corporation and First Massachusetts Bank, N.A. (incorporated by reference to Exhibit 7.1 on Registrant's Form 10-Q for the quarter ended April 1, 2001).

10.1 1992 Stock Option Plan. Filed herewith.

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

10.5 Restricted Stock Agreement. Filed herewith.

13.  Portions of the 2002 Annual Report to Stockholders. Filed herewith.

   Exhibit No. (inapplicable items are omitted)
   ----------


16.1 Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated November 6, 2002 (incorporated by reference to Exhibit 16.1 on Registrant's Form 8-K dated November 6, 2002).

21.  Subsidiaries of the Registrant. Filed herewith.

23.  Independent Certified Public Accountants' Consent. Filed herewith.

23.1 Independent Auditors' Consent. Filed herewith.

99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.2 Certification of the Chief Financial Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

                                                                   Exhibit 10.1

                                MATEC CORPORATION

                             1992 STOCK OPTION PLAN

1.       PURPOSE
         -------

                  The Plan is intended to expand and improve the profitability and prosperity of MATEC Corporation for the benefit of its stockholders by permitting the Corporation to grant to officers and other key employees of, and consultants and advisers to, the Corporation and its Subsidiaries, options to purchase shares of the Corporation's Common Stock. These grants are intended to provide additional incentive to such persons by offering them a greater stake in the Corporation's continued success. The Plan is also intended as a means of reinforcing the commonality of interest between the Corporation's stockholders and such persons, and as an aid in attracting and retaining the services of individuals of outstanding and specialized skills.


2.       DEFINITIONS
         -----------

     For Plan purposes, except where the context otherwise indicates, the following terms shall have the meanings which follow:

                  (a) "Agreement" shall mean a written instrument executed and delivered on behalf of the Corporation which specifies the terms and conditions of a Stock Option granted to a Participant.

                  (b) "Beneficiary" shall mean the person or persons who may be designated by a Participant from time to time in writing to the Committee, to receive, if the Participant dies, any Option exercise rights held by the Participant.

                  (c) "Board" shall mean the Board of Directors of the Corporation.

                  (d) "Code" shall mean the Internal Revenue Code of 1986, as it may be amended from time to time, and the rules and regulations promulgated there under.
                  (e) "Committee" shall mean a Committee of the Board composed of three or more persons which shall be designated by the Board to administer the Plan. Each member of the Committee, while serving as such, shall be a member of the Board and shall be a disinterested person within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934.

     (f) "Common Stock" shall mean the Common Stock of the Corporation having a par value of $0.05 per share.

                  (g) "Corporation" shall mean MATEC Corporation, a Delaware corporation.

                  (h) "Employee" shall mean any person who is employed by the Corporation or any Subsidiary corporation.

                  (i) "Exercise Price" shall mean the per share price for which a Participant upon exercise of a Stock Option may purchase a share of Common Stock.

                  (j) "Fair Market Value" shall mean the value of a share of Common Stock to be determined by, and in accordance with procedures established by, the Committee. Such fair market value shall be deemed conclusive upon the determination of the Committee made in good faith. The preceding notwithstanding, so long as the Common Stock is listed on a national stock exchange, the "Fair Market Value" shall mean with respect to any given day, the mean between the highest and lowest reported sales prices of the Common Stock on the principal national stock exchange on which the Common Stock is listed, or if such exchange was closed on such day or if it was open but the Common Stock was not traded on such day, then on the next preceding day that the Common Stock was traded on such exchange, as reported by a responsible reporting service.

                  (k) "Incentive Stock Option" shall mean a Stock Option which is intended to meet and comply with the terms and conditions for an "incentive stock option" as set forth in Section 422 of the Code, or any other form of tax qualified stock option which may be incorporated and defined in the Code as it may from time to time be amended.

                  (l) "Non-Qualified Option" shall mean a Stock Option which does not meet the requirements of Section 422 of the Code or the terms of which provide that it will not be treated as an Incentive Stock Option.

                  (m) "Participant" shall mean any person who is granted a Stock Option under the Plan.

     (n) "Plan" shall mean the MATEC Corporation 1992 Stock Option Plan as set forth herein and as amended from time to time.

                  (o) "Stock Option" or "Option" shall mean a right to purchase a stated number of shares of Common Stock subject to such terms and conditions as are set forth in the Plan and an Agreement.

                  (p) "Subsidiary corporation" or "Subsidiary" shall mean any corporation which is a subsidiary corporation of the Corporation as defined in
Section 424(f) of the Code.



3.       ADMINISTRATION
         --------------

                  (a) The Committee shall administer the Plan and, accordingly, it shall have full power to grant Stock Options under the plan, to construe and interpret the Plan, and to establish rules and regulations and perform all other acts it believes reasonable and proper, including the authority to delegate responsibilities to others to assist in administering the Plan.

                  (b) The determination of those eligible to receive Stock Options, and the amount, type and terms and conditions of each Stock Option shall rest in the sole discretion of the Committee, subject to the provisions of the Plan.

                  (c) The Committee may permit the voluntary surrender of all or a portion of any Option granted under the Plan to be conditioned upon the granting to the Participant of a new Option for the same or a different number of shares as the Option surrendered, or may require such voluntary surrender as a condition precedent to a grant of a new Option to such Participant. Such new Option shall be exercisable at the price, during the period and in accordance with any other terms or conditions specified by the Committee at the time the new Option is granted, all determined in accordance with the provisions of the Plan without regard to the price, period of exercise, or any other terms or conditions of the Option surrendered.


4.       COMMON STOCK LIMITS
         -------------------

                  The total number of shares of Common Stock which may be issued on exercise of Stock Options shall not exceed 300,000 shares, subject to adjustment in accordance with Paragraph 9 of the Plan. Shares issued under the Plan may be, in whole or in part, as determined by the Committee, authorized but unissued or treasury shares of Common Stock. If any Options granted under the Plan shall expire or terminate without having been exercised, the shares subject to such Options shall be added back to the number of shares of Common Stock which may be issued on exercise of Stock Options.

5.       ELIGIBILITY FOR PARTICIPATION
         -----------------------------

                  (a) Consistent with Plan objectives, the following persons shall be eligible to become Participants in the Plan: officers and other key Employees and consultants and advisers to the Corporation or any Subsidiary corporation, provided that members of the Board who are not Employees shall not be eligible.

                  (b) The foregoing subparagraph (a) notwithstanding, Incentive Stock Options shall be granted only to officers and other key Employees, and no Incentive Stock Options shall be granted to an Employee who owns more than 10% of the Common Stock determined in accordance with the provisions of Section 422(b)(6) of the Code, unless the Option meets the requirements of Section 422(c)(5) of the Code.

                  (c) Options shall be granted to consultants and advisers only for bona fide services rendered other than in connection with the offer or sale of securities.

6.       STOCK OPTIONS - TERMS AND CONDITIONS
         ------------------------------------

                  All Stock Options granted under the Plan shall be evidenced by Agreements which shall contain such provisions as shall be required by the Plan together with such other provisions as the Committee may prescribe, including the following provisions:

                  (a) Price: The Committee shall establish the Exercise Price, provided, however, that in the case of an Incentive Stock Option the Exercise Price shall not be less than the Fair Market Value of a share of Common Stock on the date of the grant of the Option.

                  (b) Period: The Committee shall establish the term of any Option awarded under the Plan, provided, however, that no Option shall be exercisable after the expiration of 10 years from the date of the grant of the Option.

                  (c) Time of Exercise: The Committee shall establish the time or times at which an Option, or portion thereof, shall be exercisable. The Committee, subsequent to the grant of an Option, may accelerate the date or dates on which the Option may be exercisable.

                  (d) Exercise: An Option, or portion thereof, shall be exercised by delivery or a written notice of exercise to the Corporation together with payment of the full purchase price of the shares as to which the Option is exercised ("Purchase Price"). Payment may be made:

                           (i) in United States dollars by good check, bank
draft or money order payable to the order of the Corporation, or

                           (ii) at the discretion of the Committee by the
transfer to the Corporation of shares of Common Stock owned by the Participant having an aggregate Fair Market Value on the date of exercise equal to the Purchase Price or the portion thereof being so paid, or

                           (iii) at the discretion of the Committee and subject
to any restrictions or conditions as it deems appropriate (including any restrictions as may be set forth in Rule 16b-3 under the Securities Exchange Act of 1934), by electing to have the Corporation withhold from the shares issuable upon exercise of the Option such number of shares of Common Stock as shall have an aggregate Fair Market Value on the date of exercise equal to the Purchase Price or the portion thereof being so paid, or

                           (iv) at the discretion of the Committee by a
combination of (i) and (ii) or (i) and (iii) above.

The Committee shall determine the procedures for the use of Common Stock in payment of the Purchase Price and may impose such limitations and prohibitions on such use as it deems appropriate.

                  (e) Special Rules for Incentive Stock Options: Notwithstanding any other provisions of the Plan, with respect to Incentive Stock Options granted under the Plan), the following provisions will apply:

                           (i) To the extent that the aggregate Fair Market
Value (determined at the time of grant) of the shares of Common Stock with respect to which Incentive Stock Options (whether granted hereunder or pursuant to any other plan of the Corporation or a Subsidiary) are first exercisable by a Participant during any calendar year exceeds $100,000 (or such other limit as may be in effect from time to time under the Code), such Options shall be treated as Non-Qualified Options.

                           (ii) Any Participant who disposes of shares of Common
Stock acquired on the exercise of an Incentive
Stock Option by sale or exchange either (a) within two years after the date of the grant of the Option under which such shares were acquired or (b) within one year after the acquisition of such shares, shall notify the Corporation in writing of such disposition and of the amount realized upon such disposition promptly after the disposition.


7.       TERMINATION OF EMPLOYMENT
         -------------------------

                  If a Participant holding an Option shall cease to be employed (or in the case of a Participant who is not an Employee, shall cease to be engaged) by the Corporation or any Subsidiary corporation by reason of death or any other reason other than voluntary quitting, discharge for cause or permanent and total disability as defined in Section 22(e)(3) of the Code (hereinafter called a "Disability"), as determined by the Committee, such Participant (or, if applicable, such Participant's Beneficiary) may, but only within the three months next succeeding such cessation of employment, exercise such Option to the extent that such Participant would have been entitled to do so on the date of such cessation of employments. If a Participant holding an Option voluntarily quits or is discharged for cause, such Option shall terminate on the date of cessation of employment.


8.       DISABILITY
         ----------

                  If a Participant holding an Option shall cease to be employed (or, in the case of a Participant who is not an Employee, shall cease to be engaged) by the Corporation or any Subsidiary corporation by reason of a Disability, the Option shall be exercisable by such Participant or such Participant's duly appointed guardian or other legal representative, to the extent that such Participant would have been entitled to do so on the date of such cessation of employment, but only within one year following such cessation of employment due to said Disability.


9.       ADJUSTMENTS
         -----------

                  In the event of a recapitalization, stock split, stock combination, stock dividend, exchange of shares, or a change in the corporate structure or shares of the Corporation, or similar event, the Board of Directors upon recommendation of the Committee shall make appropriate adjustments in the kind or number of shares which may be issued upon exercise of Options and in the kind or number of shares issuable upon exercise of Options theretofore granted and in the exercise price of such options.

10.      MERGER, CONSOLIDATION OR SALE OF ASSETS
         ---------------------------------------

                  If the Corporation shall be a party to a merger or consolidation or shall sell substantially all its assets, each outstanding Option shall pertain and apply to the securities and/or property which a holder of the number of shares of Common Stock subject to the Option immediately prior to such merger, consolidation, or sale of assets would be entitled to receive in such merger, consolidation or sale of assets.


11.      AMENDMENT AND TERMINATION OF PLAN
         ---------------------------------

                  (a) The Board, without further approval of the stockholders, may at any time, and from time to time, suspend or terminate the Plan in whole or in part or amend it from time to time in such respects as the Board may deem appropriate and in the best interests of the Corporation; provided, however, that no such amendment shall be made, without approval of the stockholders, which would:

                           (i) modify the eligibility requirements for
participation in the Plan;

                           (ii) increase the total number of shares of Common
Stock which may be issued pursuant to Stock Options, except as is provided for in accordance with Paragraph 9 of the Plan; or

                           (iii) materially increase benefits accruing to
Participants.

                  (b) No amendment, suspension or termination of this Plan shall, without the Participant's consent, alter or impair any of the rights or obligations under any Stock Option theretofore granted to the Participant under the Plan.

                  (c) The Board may amend the Plan, subject to the limitations cited above, in such manner as it deems necessary to permit the granting of Stock Options meeting the requirements of future amendments to the Code.


12.      GOVERNMENT AND OTHER REGULATIONS
         --------------------------------

                  The granting of Stock Options under the Plan and the obligation of the Corporation to issue or transfer and deliver shares for Stock Options exercised under the Plan shall be subject to all applicable laws, regulations, rules and orders which shall then be in effect.


13.      MISCELLANEOUS PROVISIONS
         ------------------------

                  (a) Rights to Continued Employment: No person shall have any claim or right to be granted a Stock Option under the Plan, and the grant of an Option under the Plan shall not be construed as giving any Participant the right to be retained in the employ of the Corporation or any Subsidiary corporation (or to be otherwise retained in the case of a Participant who is not an Employee) and the Corporation expressly reserves the right at any time to dismiss a Participant with or without cause, free of any liability or any claim under the Plan, except as provided herein or in an Agreement.

                  (b) Who Shall Exercise: Except as provided by the Plan, an Incentive Stock Option shall be exercisable during the lifetime of the Participant to whom it is granted only by such Participant, and it may be exercised only if such Participant has been in the continuous employ of the Corporation or any Subsidiary corporation from the date of grant of the Option to the date of its exercise.

                  (c) Non-Transferability: No right or interest of any Participant in the Plan shall be assignable or transferable except by will or the laws of descent and distribution, and no right or interest of any Participant shall be liable for, or subject to, any lien, obligation or liability of such Participant.

                  (d) Withholding Taxes: The Corporation may require a payment to cover applicable withholding for income and employment taxes in connection with a Stock Option.

                  (e) Rights as Stockholder: A Participant as such shall not have any of the rights or privileges of a holder of Common Stock until such time as shares of Common Stock are issued or are transferred to the Participant upon exercise of an Option.

                  (f) Plan Expenses: Any expenses of administering this Plan shall be borne by the Corporation.

                  (g) Legal Considerations: The Corporation shall not be required to issue, transfer or deliver shares of Common Stock upon exercise of Options until all applicable legal, listing or registration requirements, as determined by legal counsel, have been satisfied, and any necessary or appropriate written representations have been given by the Participant.

                  (h) Other Plans: Nothing contained herein shall prevent the Corporation from establishing other incentive and benefit plans in which Participants in the Plan may also participate.

                  (i) No Warranty of Tax Effect: Except as may be contained in any Agreement, no opinion shall be deemed to be expressed or warranties made as to the effect for federal, state or local tax purposes of any grants hereunder.

                  (j) Construction of Plan: The validity, construction, interpretation, administration and effect of the Plan and of its rules and regulations, and rights relating to the Plan, shall be determined in accordance with the laws of the State of New York.

14.      STOCKHOLDER APPROVAL - TERM OF PLAN
         -----------------------------------

                  Upon approval by the stockholders of the Corporation, the Plan shall become unconditionally effective as of December 4, 1992. No Option shall be granted after December 3, 2002, provided, however, that the Plan and all outstanding Options granted under the Plan prior to such date shall remain in effect until the applicable Options have expired. If the stockholders shall not approve the Plan, the Plan shall not be effective and any and all actions taken prior thereto shall be null and void or shall, if necessary, be deemed to have been fully rescinded.

                                                                    Exhibit 10.5

                           RESTRICTED STOCK AGREEMENT
                           --------------------------

         This Agreement is made as of the 19th day of December, 2002, by and between Valpey-Fisher Corporation (the "Company") and Michael Ferrantino (the "Employee").

               WHEREAS, the Employee has become an employee of the Company;

         WHEREAS, as an inducement to becoming an employee of the Company, the Board of Directors of the Company has authorized the issuance of 100,000 shares of Common Stock of the Company par value $.05 per share, (the "Common Stock") on the terms and conditions set forth herein.

               NOW, THEREFORE, in consideration of the foregoing, the mutual promises hereinafter set forth, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company and the Employee hereby agree as follows:

     1. a) Promptly following receipt of the Purchase Price hereinafter set forth the Company will cause to be issued to the Employee for a purchase price of $.05 per share (the "Purchase Price"), 100,000 shares of Common Stock (the "Restricted Stock").

     b) The Employee hereby agrees to purchase the Restricted Stock and pay the Purchase Price therefore promptly following execution hereof.

     2. Restrictions on Transfer of Restricted Stock. Except as otherwise provided pursuant to or in accordance with the terms and provisions of this Agreement, the Restricted Stock shall be subject to the following restrictions (the "Restrictions"); namely the Restricted Stock shall not be sold, exchanged, assigned, transferred or permitted to be transferred, voluntarily, involuntarily, or by operation of law, delivered, encumbered, discounted, pledged, hypothecated, or otherwise disposed of for a period of 5 years (the "Restricted Period") from October 23, 2002 (said October 23, 2002 herein referred to as "the Effective Date") except in accordance with the following provisions:

     a) Except as otherwise provided herein, the Restrictions will terminate with respect to 20% of the Restricted Stock, upon each anniversary of the Effective Date, so that all such Restrictions shall terminate on the fifth anniversary of the Effective Date. Upon the termination of the Restrictions with respect to shares of Restricted Stock, whether through the passage of time or as otherwise provided herein, the Employee shall be entitled to receive share certificates with respect to such shares hereunder free of such Restrictions.

     b) Five stock certificates, each for 20,000 shares of Common Stock, shall be issued to and registered in the name of the Employee, shall bear the restrictive legend referred to in Section 2(e) and such other legends as may be appropriate, and shall be subject to appropriate stop-transfer orders; provided, however, that such certificates shall be deposited with and held in escrow with the Escrow Agent as provided in Section 4 until the Restrictions relating thereto otherwise terminate, and the Employee shall deliver to such Escrow Agent stock powers endorsed in blank relating to the Restricted Stock.

     c) (i) To the extent the Restrictions have not otherwise terminated and the Restricted Stock has not otherwise been forfeited, as provided in subsection (d) of this Section 2, such Restrictions shall terminate (1) with respect to 20% of the Restricted Stock, upon the death of the Employee after the first anniversary of the Effective Date, (other than on an anniversary of the Effective Date, and (2) entirely, upon a Change of Control of the Company.

     (ii) For the purposes of this Agreement a Change in Control of the Company shall occur:

                           (a) if any "Person", as such term is used in Section
                  13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (provided that the term "Person" shall not include Theodore Valpey, Jr., the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock in the Company), becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 70% or more of the combined voting power of the Company's then outstanding securities;

                           (b) the stockholders of the Company approve a merger
                  or consolidation of the Company with any other corporation; other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) 30% or more of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (ii) a merger or consolidation effected to implement a re-capitalization of the Company (or similar transaction) in which no "Person" (as hereinabove defined) acquires 70% or more of the combined voting power of the Company's then outstanding securities; or

                           (c) the stockholders of the Company approve a plan of
                  complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

     d) To the extent the Restrictions have not otherwise terminated, shares of Restricted Stock shall be forfeited and returned to the Company upon cessation of the Employee's employment with the Company.

     e) During the Restricted Period certificates evidencing the Restricted Stock shall bear the following additional legend:

                  "These shares are subject to forfeiture to Valpey-Fisher Corporation (the "Company") in accordance with the terms of an Agreement between the Company and the person in whose name the certificate is registered. These shares may not be sold, pledged, exchanged, transferred, hypothecated or otherwise disposed of except in accordance with the terms of said Agreement."

     3. Investment Representation. The Employee agrees that he is acquiring the shares subject to this Agreement for his own account and not with a view to distribution thereof and that the shares of Restricted Stock acquired by the Employee will not be sold except pursuant to an effective registration statement under the Act or pursuant to an exemption from registration under the Act.

     4. Deposit of Restricted Stock. (a) The Employee consents to the deposit with the Treasurer of the Company or his successor, of the certificates evidencing the Restricted Stock, together with stock powers or other instruments of transfer required by the Company or its counsel appropriately endorsed in blank by him. Such deposit shall remain in effect until the time the Company reacquires the Restricted Stock under and pursuant to the terms and provisions of this Agreement, or until said Restricted Stock shall be released from the Restrictions under this Agreement.

                  (b) The Employee consents to the appointment of the Treasurer of the Company, and his successor, as escrow agent (the "Escrow Agent") for said certificates during the Restricted Period. If during such Restricted Period, shares of Restricted Stock are forfeited in accordance with this Agreement, the Employee hereby authorizes the Escrow Agent to cause such certificates for such stock to be canceled on the stock record books of the Company. The Employee agrees that the Escrow Agent is acting merely as a depository and shall have no liability hereunder except as a depository to retain the shares of Restricted Stock and to dispose of them in accordance with the terms of this Agreement. If the Escrow Agent is notified of any adverse claim or demand by any persons, he is hereby authorized to hold such certificates until the dispute shall have been settled by the parties and notice submitted to him by persons so interested, or until the rights of the parties have been fully adjudicated in a court of competent jurisdiction. So long as the shares of Restricted Stock are held in escrow, the Employee shall be entitled to all rights of a stockholder with respect thereto, except as may be limited by the terms of this Agreement.

     5. Lapse of Restrictions. Upon the termination of the Restrictions with respect to shares pursuant to Section 2 as to which shares of Restricted Stock have not before then been forfeited, the stock certificates for such Restricted Stock and the related stock powers shall be delivered by the Escrow Agent to the Employee, and such shares shall be free of all Restrictions and the legend referred to in Section 2(e).

     6. Withholding and Section 83(b) Election. (a) The Company shall withhold all applicable taxes required by law upon any taxable event with respect to the Restricted Stock; (b) Promptly following the issuance of the Restricted Stock, Employee will execute and timely file an election pursuant to Section 83(b) of the Internal Revenue Code of 1986 as amended, to include as ordinary income the difference between the value of the Restricted Stock and the aggregate Purchase Price, and concurrently deliver a copy of such election to the Company, and for purposes of such election, will declare the value of the Restricted Stock to be no less than $3.25 per share.

     7. Distributions with Respect to Stock. Any cash dividends paid with respect to shares of Restricted Stock shall be paid in cash to the Employee, which payment shall be subject to any applicable withholding. Any shares of stock received as a stock dividend, or as a result of stock splits, recapitalizations, combinations, exchanges of shares, reorganizations, mergers, consolidations or otherwise, directly or indirectly, with respect to shares of Restricted Stock shall have the same status, be subject to this Agreement, and shall bear the same legend as the shares of Restricted Stock and shall be delivered to the Escrow Agent to be held under the same terms and conditions as the Restricted Stock.

     8. Rights of Stockholder. Subject to the terms and provisions of applicable law and of this Agreement, the Employee shall have all rights of a stockholder of the Company with respect to the Restricted Stock, including the right to vote the Restricted Stock and to receive all dividends or other distributions paid or made with respect thereto, subject to applicable withholding requirements.

     9. No Right to Continued Employment. Nothing herein shall obligate the Company or any affiliate or subsidiary to continue the Employee's employment for any particular period.

     10. Burden and Benefit. The terms and provisions of this Agreement shall be binding upon, and shall inure to the benefit of, the Company, and its successors and assigns and the Employee and his executors or administrators, heirs, and personal and legal representatives.

     11. Governing Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Maryland without regard to the conflict of laws principles thereof.

     12. Modifications. No change or modification of this Agreement shall be valid unless it is in writing and signed by the parties hereto.

     13. Entire Agreement. This Agreement, sets forth all of the promises, agreements, conditions, understandings, warranties and representations, oral or written, express or implied, between the parties hereto with respect to this Agreement.

     14. Genders. The use of any gender herein shall be deemed to include the other gender and the use of the singular herein shall be deemed to include the plural and vice versa, wherever appropriate.

     15. Notices. Any and all notices required herein shall be addressed: (a) if the Company, to the principal executive office of the Company; and (b) if to the Employee, to his address as reflected in the stock records of the Company.

     16. Invalid or Unenforceable Provisions. The invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if the invalid or unenforceable provisions were omitted.

     IN WITNESS WHEREOF, the Company and the Employee have executed this Agreement as of the day and year first above written.

                            VALPEY-FISHER CORPORATION


                                                 By:  /s/ Ted Valpey, Jr.
                                                     --------------------

                                                 /s/ Michael Ferrantino
                                                 ----------------------
                                                 MICHAEL FERRANTINO

Accepted and Agreed as
Escrow Agent hereunder:

/s/ Michael J. Kroll
---------------------
Michael J. Kroll, Treasurer

                                                                      Exhibit 21

Subsidiaries of the Registrant
------------------------------

The following is a list of the Registrant's subsidiaries (all of which are 100% owned):

                                      State or Other Jurisdiction
                                          of Incorporation
                                          ----------------
MATEC EFO Corp.                            Massachusetts
Matec International, Inc.                  Massachusetts
MEKontrol, Inc.                            Massachusetts
MTCI, Inc.                                 Delaware
Old MAS, Inc.                              Delaware

                                                                     Exhibit 23


Independent Certified Public Accountants' Consent

       We consent to the incorporation by reference in Registration Statement Nos. 333-94491, 033-77554 and 333-67726 of Valpey-Fisher Corporation (formerly known as Matec Corporation) on Form S-8, of our report dated February 14, 2003 (except for the matters discussed in note 10, as to which the date is March 18, 2003), appearing in and incorporated by reference in this Annual Report on Form 10-K of Valpey-Fisher Corporation and Subsidiaries for the year ended December 31, 2002.



GRANT THORNTON LLP
Boston, Massachusetts
March 26, 2003

                                                                    Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-94491, 033-77554 and 333-67726 of Valpey-Fisher Corporation (formerly MATEC Corporation) on Form S-8, of our reports dated February 15, 2002, appearing in and incorporated by reference in this Annual Report on Form 10-K of Valpey-Fisher Corporation for the year ended December 31, 2002.


DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 26, 2003

                                                                   Exhibit 99.1

                Certification Pursuant to 18 U.S.C Section 1350,
                    As Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002


In connection with the Annual Report of Valpey-Fisher Corporation (the Company) on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Michael J. Ferrantino, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March 26, 2003                      By /s/ Michael J. Ferrantino
                                           ----------------------------
                                           Michael J. Ferrantino
                                           President and Chief Executive Officer

                                                                    Exhibit 99.2


                Certification Pursuant to 18 U.S.C Section 1350,
                    As Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002


In connection with the Annual Report of Valpey-Fisher Corporation (the Company) on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Michael J. Kroll, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  March 26, 2003      By /s/ Michael J. Kroll
                           -----------------------
                           Michael J. Kroll
                           Vice President, Treasurer and Chief Financial Officer


                                                                     Exhibit 13

Five Year Financial Summary

Years Ended December 31,                                                2002           2001           2000      1999        1998
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                           (in thousands, except per share data)
Continuing operations:
-----------------------------------------------------------------------------------------------------------------------------------
      Net sales                                                          $  7,294        $16,897      $26,408   $14,026   $12,062
----------------------------------------------------------------------- ------------ ------------ ------------ ---------------------
      Gross profit (loss)                                                  (1,346)         2,287        7,861     3,332     2,672
----------------------------------------------------------------------- ------------ ------------ ------------ ---------------------
      Earnings (loss) before income taxes                                  (3,988)         4,294        5,019       226       192
----------------------------------------------------------------------- ------------ ------------ ------------ ---------- ---------
      Income (taxes) benefit                                                1,198        (1,543)      (1,950)       (68)       13
----------------------------------------------------------------------- ------------ ------------ ------------ ---------- ---------
      Earnings (loss)                                                      (2,790)         2,751        3,069       158       205
----------------------------------------------------------------------- ------------ ------------ ------------ ---------- ---------
Discontinued operations- net of income tax expense (benefit)                  (99)            -           (90)      809       680
----------------------------------------------------------------------- ------------ ------------ ------------ --------------------
Net earnings (loss)                                                      $ (2,889)      $  2,751     $  2,979     $ 967     $ 885
----------------------------------------------------------------------- ------------ ------------ ------------ ------------- -----

Basic earnings (loss) per share: (1)
----------------------------------------------------------------------- ------------ ------------ ------------ ------------- -----
      Continuing operations                                                $ (.67)         $ .66        $ .75     $ .04     $ .05
----------------------------------------------------------------------- ------------ ------------ ------------ ------------- ------
      Discontinued operations                                                (.02)             -         (.02)      .20       .17
----------------------------------------------------------------------- ------------ ------------ ------------ ------------- -------
                                                                           $ (.69)         $ .66        $ .73     $ .24     $ .22
----------------------------------------------------------------------- ------------ ------------ ------------ ------------- -------
Diluted earnings (loss) per share: (1)
----------------------------------------------------------------------- ------------ ------------ ------------ ------------- ------
      Continuing operations                                                $ (.67)         $ .64        $ .70     $ .04     $ .05
----------------------------------------------------------------------- ------------ ------------ ------------ ------------- ------
      Discontinued operations                                                (.02)             -         (.02)      .20       .17
----------------------------------------------------------------------- ------------ ------------ ------------ ------------- ------
                                                                           $ (.69)         $ .64        $ .68     $ .24     $ .22
----------------------------------------------------------------------- ------------ ------------ ------------ ------------- -------
Cash dividends per share (1)                                               $    -          $   -        $ .13     $   -    $ 1.17
----------------------------------------------------------------------- ------------ ------------ ------------ ------------- -------
Total assets, end of year                                                 $15,151        $18,841      $19,654   $16,532   $16,502
----------------------------------------------------------------------- ------------ ------------ ------------ ------------- ------
Long-term debt, end of year                                              $      -       $  1,277      $     -   $     -    $1,993
----------------------------------------------------------------------- ------------ ------------ ------------ ------------- ------
(1)  Amounts reflect the 3 for 2 stock split distributed on November 27, 2000.

Management's Discussion and Analysis

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

     Accounts receivable - The Company performs on-going credit evaluations of its customers and assesses the collectability of its accounts receivable based on a number of factors including the customer's financial condition and collection history, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

     Inventory - The Company estimates the carrying value of its inventory based upon historic usage and management's assumptions relating to projected customer purchases, product design changes and product obsolescence. The changing technology markets that we supply also affect these estimates. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Income Taxes - The Company has recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes. The Company must estimate its income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future. Based on our assessment of the realization of these assets, the Company has recorded a valuation allowance of $631,000 at December 31, 2002. In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the deductibility of the disposal of scrap and worthless inventory, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable. In the event that actual results differ from these estimates in future periods, the Company may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.

Financial Condition and Liquidity

Cash and cash equivalents amounted to $5,758,000 at December 31, 2002, a decrease of $202,000 from the December 31, 2001 level.

Accounts receivable decreased $1,329,000 from the 2001 level mainly as a result of a reduction in the days sales outstanding from 106 days in 2001 to 56 days in 2002. Refundable income taxes increased $1,093,000 over 2001 as a result of the current year's loss which is being carried-back to offset prior years taxable income. Inventory decreased $2,441,000 from the 2001 level mainly as a result of orders being filled from existing inventory, a continuing control on inventory purchasing and a $1,100,000 inventory provision for excess and obsolete inventory as a result of lower sales volume. Accounts payable and accrued liabilities decreased $341,000 mainly due to the lower business level.

Capital expenditures amounted to $255,000 in 2002. The Company expects capital expenditures for 2003 to approximate the 2002 level.

During 2002, the Company received $187,000 in cash as the final proceeds from the sales of a former subsidiary in 2000 and the related real estate in 2001and recorded a total pre-tax gain of $187,000 on these sales.

The Company repaid $403,000 of its term debt during 2002.

During 2002, the Company purchased 45,400 shares of its common stock for $134,000 and retired these shares. Under authorizations from the Board of Directors, at December 31, 2002 the Company is authorized to purchase up to an additional 55,800 shares of stock.

Management's Discussion and Analysis Continued

While the Company is projecting a loss in 2003 based on the current telecom market conditions, the Company believes that, based on its current working capital and the expected cash flows from operations, its resources are sufficient to meet the financial needs and to fund the capital expenditures for the projected levels of business in 2003.

Results of Operations - 2002 versus 2001

Net sales from continuing operations decreased $9,603,000 or 57% from 2001, primarily due to the continued sharp drop in the demand for the Company's products from the telecom market. The Company has experienced a drop-off in market demand for its products beginning in the first quarter of 2001 and continuing to date as customers have reported slower growth rates and excess inventory levels. In addition, some customers requested order cancellations. As a result of the continued decline in market demand, the Company began 2002 with a backlog of $1.4 million versus a backlog of $16.4 million at the beginning of 2001. We believe that market conditions for our products, in particular the telecom market, have not "bottomed out", and near-term visibility continues to be poor. The telecom industry continues to operate at low levels of production with customers not willing to commit to forecasts and long-term contracts. Orders for the most part continue to be small with near-term delivery dates. The Company's backlog at December 31, 2002 was $1.1 million.

During 2002, the Company reported a $1,346,000 gross loss on sales compared to a gross profit of $2,287,000 in 2001. The main reasons causing the negative gross profit on sales in 2002 were the adverse impact of allocating the fixed overhead expenses over the lower sales volume and the $1.1 million provision for excess inventory. During the current year, direct labor and raw material costs, as percentages of sales, remained fairly equal to those in 2001.

Selling and advertising expenses decreased $910,000 (38%) from 2001 mainly due to the lower sales commission expense to the Company's outside manufacturers' representatives as a result of the decrease in sales and a reduction in advertising and promotional expenses. General and administrative expenses remained relatively level with 2001.

During 2002, the Company received $187,000 in cash as the final proceeds from the sales of a former subsidiary in 2000 and the related real estate in 2001and recorded a total pre-tax gain of $187,000 on these sales. Interest income increased $40,000 over 2001 mainly due to the higher average cash balances in the current year. Interest expense decreased $13,000 from 2001 mainly due to the lower interest rate on the outstanding term-debt. During 2001, the Company sold its investment in marketable equity securities and its ownership share of real estate located in New Jersey and recorded a total pre-tax gain of $5,671,000 on these sales.

The combined federal and state effective income tax rate for 2002 was 30% compared to 36% in 2001. The combined tax benefit rate of 30% in 2002 was less than the combined statutory rate of approximately 40%, mainly due to the Company providing a valuation allowance for its deferred tax assets. The combined federal and state tax rate of 36% in 2001 is lower than the statutory rate mainly due to a lower effective state tax rate in 2001.

Based on the significant decreases in sales and gross profit in 2002, the Company reported an operating loss of $4,201,000 in 2002 compared to an operating loss of $1,458,000 in 2001. Nonoperating income amounted to $213,000 in 2002 versus $5,753,000 in 2001. As a result, the Company reported a pre-tax loss from continuing operations of $3,988,000 in 2002 compared to pre-tax earnings of $4,294,000 in 2001. The loss from continuing operations amounted to $2,790,000 in 2002 versus earnings of $2,751,000 in 2001. Discontinued operations net of income tax benefit reported a loss of $99,000 in 2002. In total, the Company reported a net loss of $2,889,000 in 2002 compared to net earnings of $2,751,000 in 2001.

Results of Operations - 2001 versus 2000

Net sales from continuing operations decreased $9,511,000 or 36% from 2000. The main reason for the sales decrease from last year was the sharp drop in the demand for the Company's products from the telecommunications, networking, and wireless markets. The Company began to experience a drop-off in market demand during the first quarter of 2001 as customers began reporting slower growth rates and excess inventory levels. This drop-off in demand continued through the end of 2001. In addition, some customers requested order cancellations and push-out of deliveries. As a result of this continued market weakness, the Company's backlog at December 31, 2001 was $1.4 million compared to $16.4 million at December 31, 2000.

The gross profit percentage decreased to 14% in 2001 from 30% in 2000. The decrease in the margin percentage for 2001 was mainly due to an additional $1.7 million inventory provision for excess inventory and the negative impact of allocating the fixed overhead expenses over the lower sales level. Direct labor costs increased about 1.3% points over 2000 and material costs decreased about 2% points from 2001 mainly as a result of changes in sales mix.

Management's Discussion and Analysis Continued

Selling and advertising expenses decreased $626,000 (21%) from 2000 mainly due to lower sales commission expense to both the Company's employees and outside manufacturers' representatives as a result of the decrease in sales.

General and administrative expenses decreased $267,000 (16%) from 2000. The reduction in the provision for the management incentive bonus offset in part by increased personnel expenses was the primary reason for the lower expense.

During 2001, the Company sold its investment in marketable equity securities and its ownership share of real estate located in New Jersey and recorded a total pre-tax gain of $5,671,000 on these sales. Interest income decreased $62,000 from 2000 due to a combination of both lower average cash balance and lower interest rates in 2001. Interest expense increased $85,000 from 2000 due to increased levels of debt outstanding during 2001.

The effective income tax rate for 2001 was 36% compared to 39% in 2000. The lower rate in 2001 was primarily due to a lower effective state tax rate in the current year.

Based on the significant decreases in sales and gross profit in 2001, the Company reported an operating loss of $1,458,000 in 2001 compared to an operating profit of $3,222,000 in 2000. Nonoperating income amounted to $5,753,000 in 2001 versus $1,796,000 in 2000. As a result, the Company reported pre-tax earnings from continuing operations of $4,294,000 in 2001 compared to $5,019,000 in 2000. Earnings from continuing operations amounted to $2,751,000 in 2001 versus $3,069,000 in 2000. Discontinued operations reported a loss of $90,000 in 2000. In total, the Company reported net earnings of $2,751,000 in 2001 compared to $2,979,000 in 2000.

Quantitative and Qualitative Disclosures about Market Risk

The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at December 31, 2002, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point decline in interest rates would result in an approximate $57,600 decrease in interest income.

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

Forward-Looking Statements

This Annual Report, including Management's Discussion and Analysis, the Letter to Stockholders and Operations, contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, but not limited to: the ability to develop, market and manufacture new innovative products competitively, the fluctuations in product demand of the telecommunications industry, the ability of the Company and its suppliers to produce and deliver materials and products competitively, and the ability to limit the amount of the negative effect on operating results caused by pricing pressure.

Recent accounting pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", effective for years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently evaluating the effect of this Statements, however, the adoption of this SFAS is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", for the year beginning January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long- lived assets to be disposed of. The adoption of this standard had no material effect on the Company's results of operations or financial position.

Management's Discussion and Analysis Continued

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, is effective for exit activities initiated after December 31, 2002, and requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Previous accounting guidance recognized a liability for an exit at the date of a commitment to an exit plan. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized by the Company.

In November 2002, the FASB issued interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation expands on the accounting guidance of SFAS Nos. 5, 57, and 107 and incorporates without change the provisions of FASB FIN 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letter of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of this interpretation to the consolidated financial statements as of December 31, 2002 and will continue to evaluate the potential impact of this interpretation on a prospective basis

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. Under the interpretation, certain entities known as "Variable Interest Entities" (VIE) must be consolidated by the primary beneficiary of an entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. At December 31, 2002, the Company is not aware of any formed entity that could qualify the Company as primary beneficiary.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123," which is effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. This Statement also amends the disclosure requirements of SFAS No. 123. The Company will continue to account for stock-based compensation of employees using Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and will continue to apply the disclosure only provisions of both SFAS Nos. 123 and 148.



Consolidated Balance Sheets

December 31,                                                                            2002            2001
------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
------------------------------------------------------------------------------------------------- ----------------
   Cash and cash equivalents                                                          $5,758,055       $5,959,755
------------------------------------------------------------------------------------------------- ----------------
   Receivables, net                                                                   2,175,369         2,307,353
------------------------------------------------------------------------------------------------- ----------------
   Inventories                                                                         2,027,886        4,469,315
------------------------------------------------------------------------------------------------- ----------------
   Deferred income taxes and other current assets                                      1,109,408        1,468,446
------------------------------------------------------------------------------------------------- ----------------
   Total current assets                                                               11,070,718       14,204,869
------------------------------------------------------------------------------------------------- ----------------
Property, plant and equipment, at cost:
------------------------------------------------------------------------------------------------- ----------------
   Land and improvements                                                                 255,205          242,546
------------------------------------------------------------------------------------------------- ----------------
   Buildings and improvements                                                          1,996,354        1,996,354
------------------------------------------------------------------------------------------------- ----------------
   Machinery and equipment                                                             7,913,557        7,671,229
------------------------------------------------------------------------------------------------- ----------------
                                                                                      10,165,116        9,910,129
------------------------------------------------------------------------------------------------- ----------------
   Less accumulated depreciation                                                       6,231,296        5,382,954
------------------------------------------------------------------------------------------------- ----------------
                                                                                       3,933,820        4,527,175
------------------------------------------------------------------------------------------------- ----------------
Other assets                                                                             146,029          108,854
------------------------------------------------------------------------------------------------- ----------------
                                                                                     $15,150,567      $18,840,898
------------------------------------------------------------------------------------------------- ----------------


Liabilities and Stockholders' Equity
Current liabilities:
------------------------------------------------------------------------------------------------- ----------------
   Current portion of long-term debt                                                  $1,277,402        $ 403,390
------------------------------------------------------------------------------------------------- ----------------
   Accounts payable                                                                      269,375          475,405
------------------------------------------------------------------------------------------------- ----------------
   Accrued liabilities                                                                   700,915         835,640
------------------------------------------------------------------------------------------------- ----------------
   Income taxes                                                                          117,016          120,992
------------------------------------------------------------------------------------------------- ----------------
   Total current liabilities                                                           2,364,708        1,835,427
------------------------------------------------------------------------------------------------- ----------------
Deferred income taxes                                                                    704,145          754,045
------------------------------------------------------------------------------------------------- ----------------
Long-term debt                                                                                 -        1,277,401
------------------------------------------------------------------------------------------------- ----------------
Stockholders' equity:
------------------------------------------------------------------------------------------------- ----------------
   Preferred stock, $1.00 par value-Authorized 1,000,000 shares; issued, none                  -                -
------------------------------------------------------------------------------------------------- ----------------
   Common stock, $.05 par value-Authorized 10,000,000 shares;
         issued and outstanding: 4,207,115 and 4,152,515 shares                          210,356          207,626
------------------------------------------------------------------------------------------------- ----------------
   Capital surplus                                                                     5,079,416        4,810,220
------------------------------------------------------------------------------------------------- ----------------
   Retained earnings                                                                   7,067,442        9,956,179
------------------------------------------------------------------------------------------------- ----------------
   Less unearned compensation                                                          (275,500)                -
------------------------------------------------------------------------------------------------- ----------------
   Total stockholders' equity                                                         12,081,714       14,974,025
------------------------------------------------------------------------------------------------- ----------------
                                                                                     $15,150,567      $18,840,898
------------------------------------------------------------------------------------------------- ----------------

See notes to consolidated financial statements.







Consolidated Statements of Operations

For the Years Ended December 31,                                                    2002               2001               2000
----------------------------------------------------------------------------- ------------------ ------------------ --------------

Net sales                                                                    $  7,294,214          $16,897,138         $26,407,735
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
Cost of sales                                                                   8,640,336           14,609,911          18,547,183
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
   Gross profit (loss)                                                         (1,346,122)           2,287,227           7,860,552
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
Selling and advertising expenses                                                1,456,295            2,365,802           2,991,528
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
General and administrative expenses                                             1,398,775            1,379,880           1,646,587
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
                                                                                2,855,070            3,745,682           4,638,115
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
   Operating profit (loss)                                                     (4,201,192)          (1,458,455)          3,222,437
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
Other income (expense):
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
   Gains on sales of marketable equity securities and assets                      187,406            5,670,873           1,511,384
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
   Interest income                                                                107,571               67,760             130,151
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
   Interest expense                                                               (81,522)             (94,511)            (9,890)
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
   Other, net                                                                            -              108,681            164,820
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
                                                                                   213,455            5,752,803          1,796,465
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
Earnings (loss) from continuing operations before income taxes                 (3,987,737)            4,294,348          5,018,902
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
Income tax benefit (expense)                                                     1,198,000          (1,543,000)        (1,950,000)
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
Earnings (loss) from continuing operations                                     (2,789,737)            2,751,348          3,068,902
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
(Loss) from discontinued operations                                               (99,000)                    -           (90,000)
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
Net earnings (loss)                                                           $(2,888,737)         $  2,751,348        $ 2,978,902
---------------------------------------------------------------------------- ------------------ ------------------ -----------------

Basic earnings (loss) per share:
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
    Continuing operations                                                    $       (.67)         $        .66           $    .75
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
    Discontinued operations                                                          (.02)                  .00              (.02)
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
                                                                             $       (.69)         $        .66           $    .73
---------------------------------------------------------------------------- ------------------ ------------------ -----------------

Diluted earnings (loss) per share:
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
   Continuing operations                                                     $       (.67)         $        .64           $    .70
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
   Discontinued operations                                                           (.02)                  .00              (.02)
---------------------------------------------------------------------------- ------------------ ------------------ -----------------
                                                                             $       (.69)         $        .64           $    .68
---------------------------------------------------------------------------- ------------------ ------------------ -----------------

See notes to consolidated financial statements.




Consolidated Statements of Cash Flows
-------------------------------------------------------------------------- ----------------- ---------------- ----------------
For the Years Ended December 31,                                                 2002             2001             2000
-------------------------------------------------------------------------- ----------------- ---------------- ----------------

Cash Flows from Operating Activities:
--------------------------------------------------------------------------
   Earnings (loss) from continuing operations                               $(2,789,737)      $ 2,751,348       $ 3,068,902
--------------------------------------------------------------------------
   Adjustments to reconcile earnings from continuing operations to net cash provided (used) by operating activities:
--------------------------------------------------------------------------
      Depreciation and amortization                                              862,842          700,915           610,411
--------------------------------------------------------------------------
      Changes in deferred income taxes                                           254,516         (491,000)          (75,000)

      Gains on sales of marketable equity securities and assets                 (187,406)      (5,670,873)       (1,511,384)
--------------------------------------------------------------------------

      Tax benefit of restricted stock grant                                      110,900               -                -
--------------------------------------------------------------------------
      Other                                                                            -               -              2,280

--------------------------------------------------------------------------
   Changes in assets and liabilities:

      Receivables, net                                                         1,054,145        2,340,924        (1,429,878)
--------------------------------------------------------------------------

      Inventories                                                              2,441,429        1,943,958        (3,159,863)
--------------------------------------------------------------------------
      Other current assets                                                        54,622          (71,313)          (10,335)
--------------------------------------------------------------------------
      Accounts payable and accrued liabilities                                  (340,755)      (2,942,710)        1,762,600

      Income taxes, net                                                       (1,096,976)        (137,065)        (204,957)
-------------------------------------------------------------------------- ----------------- ---------------- ----------------
   Net cash provided (used) by operating activities                              363,580       (1,575,816)        (947,224)
-------------------------------------------------------------------------- ----------------- ---------------- ----------------

Cash Flows from Investing Activities:
--------------------------------------------------------------------------
   Capital expenditures                                                         (254,987)     (2,176,310)       (1,275,764)

   Collection of notes receivable                                                141,729         228,498           159,553
--------------------------------------------------------------------------

   Proceeds from sales of assets                                                 187,406       6,134,257         1,909,308
--------------------------------------------------------------------------
   Other, net                                                                    (8,065)          (8,065)          (8,065)
-------------------------------------------------------------------------- ----------------- ---------------- ----------------
   Net cash provided by investing activities                                     66,083        4,178,380          785,032
-------------------------------------------------------------------------- ----------------- ---------------- ----------------
Cash Flows from Financing Activities:
--------------------------------------------------------------------------
   Proceeds from long-term debt                                                      -         2,000,000               -
--------------------------------------------------------------------------
   Payments on long-term debt                                                 (403,389)         (319,209)       (745,000)
--------------------------------------------------------------------------
   Purchases of common stock                                                  (133,974)          (31,602)             -
--------------------------------------------------------------------------
   Dividends paid                                                                    -                 -         (547,830)
--------------------------------------------------------------------------
   Stock options exercised and other                                             5,000            81,376           53,967
-------------------------------------------------------------------------- ----------------- ---------------- ----------------
   Net cash provided (used) by financing activities                           (532,363)        1,730,565       (1,238,863)
-------------------------------------------------------------------------- ----------------- ---------------- ----------------
Cash (Used) by Discontinued Operations                                         (99,000)               -          (90,000)
-------------------------------------------------------------------------- ----------------- ---------------- ----------------
Net Increase (Decrease) in Cash and Cash Equivalents                          (201,700)        4,333,129       (1,491,055)
--------------------------------------------------------------------------
Cash and Cash Equivalents at beginning of year                               5,959,755         1,626,626        3,117,681
-------------------------------------------------------------------------- ----------------- ---------------- ----------------
Cash and Cash Equivalents at end of year                                    $5,758,055        $5,959,755       $1,626,626
-------------------------------------------------------------------------- ----------------- ---------------- ----------------
Supplemental Disclosures of Cash Flow Information Cash paid during the year by continuing operations for:
--------------------------------------------------------------------------
      Interest                                                              $   81,522     $     94,511        $   9,980
--------------------------------------------------------------------------
      Income taxes                                                          $       -       $ 2,281,262       $2,423,941
-------------------------------------------------------------------------- ----------------- ---------------- ----------------

Noncash Investing and Financing Activities:

In 2002, the Company granted 100,000 shares of restricted stock to the President and Chief Executive Officer for $5,000. The shares issued under a Restricted Stock Agreement vest over a period of five years. Unearned compensation was recorded at the date of the grant based on the market value of $295,000. Unearned compensation, which is shown as a separate component of stockholders' equity, is being amortized over the five-year vesting period.

In connection with the sale of certain assets of a product line in 2000, the Company recorded a receivable of $295,000. During 2000, the Company issued 127,500 common shares upon the conversion of the lender's warrants as payment for $255,000 of debt. (See Note 10)


See notes to consolidated financial statements.




Consolidated Statements of Stockholders' Equity

----------------------------------------- ------------- ----------- -------------- -------------- ------------------ --------------
                                                                                                                     Accumulated
                                                                                                                     Other
                                          Common        Stock       Capital        Retained       Unearned           Comprehensive
                                          Shares        Amount      Surplus        Earnings       Compensation       Income (Loss)
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ --------------
Balance, January 1, 2000                   3,975,169    $198,758    $ 4,460,347    $ 4,773,759    $         -         $ 1,744,433

----------------------------------------- ------------- ----------- -------------- -------------- ------------------ --------------
Net earnings                                        -             -           -      2,978,902              -                  -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ --------------
Cash dividend paid ($.13 per share)                 -             -           -       (547,830)             -                  -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ --------------
Exercise of stock options                      28,346        1,417       52,550              -              -                  -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ --------------
Conversion of debt                            127,500        6,375      248,625              -              -                  -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ --------------
Unrealized (loss) on marketable
   equity securities                               -             -           -               -              -             (58,037)
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ ---------------
Balance, December 31, 2000                  4,131,015      206,550    4,761,522       7,204,831             -           1,686,396
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ ---------------
Net earnings                                       -             -           -        2,751,348             -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ ---------------
Exercise of stock options                     31,500        1,576       79,800                -             -                  -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ ---------------
Purchases and retirement of
   common stock                              (10,000)        (500)     (31,102)               -             -                  -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ ---------------
Reclassification adjustment for
realized gain included in net earnings             -             -           -              -               -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ ---------------
Balance, December 31, 2001                 4,152,515      207,626    4,810,220       9,956,179              -                  -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ ---------------
Net (loss)                                        -             -            -     (2,888,737)              -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ ---------------
Issuance of restricted stock                 100,000        5,000      290,000              -        (290,000)                -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ ---------------
Purchases and retirement of
   common stock                              (45,400)      (2,270)    (131,704)             -               -                  -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ ---------------
Amortization of restricted stock grant            -             -           -               -          14,500                  -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ ---------------
Tax benefit of restricted stock grant             -             -      110,900              -              -                   -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ ---------------
Balance, December 31, 2002                 4,207,115     $210,356   $5,079,416      $7,067,442      $(275,500)          $      -
----------------------------------------- ------------- ----------- -------------- -------------- ------------------ ---------------

See notes to consolidated financial statements.


Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31,                                                        2002            2001               2000
--------------------------------------------------------------------------- ----------------------- -------------- ----------------

Net earnings (loss)                                                                  $(2,888,737)     $ 2,751,348        $2,978,902
------------------------------------------------------------------------------------- ------------------ ----------------- --------
Other comprehensive income (loss), before tax:
------------------------------------------------------------------------------------- ------------------ ----------------- --------
    Less reclassification adjustment for realized gain included in net
      earnings, net of income tax expense of $575,000                                          -       (1,686,396)              -
------------------------------------------------------------------------------------- ------------------ ----------------- --------
   Unrealized (loss) on marketable equity securities, net of
      income tax benefit of $39,000                                                            -              -            (58,037)
------------------------------------------------------------------------------------- ------------------ ----------------- --------
Other comprehensive (loss), net of tax                                                         -       (1,686,396)         (58,037)
------------------------------------------------------------------------------------- ------------------ ----------------- --------
Comprehensive income (loss)                                                          $(2,888,737)      $ 1,064,952       $2,920,865
------------------------------------------------------------------------------------- ------------------ ----------------- --------

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Description of Business -- The Company is involved in the design, production, import, and sale of quartz crystals and oscillators marketed primarily to customers operating in the telecommunications industry and the design, production and sale of ultrasonic transducer devices.

(2)      Summary of Significant Accounting Policies:
     Principles of consolidation - The accompanying consolidated financial statements include the accounts of Valpey-Fisher Corporation and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.
      Use of estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include reserves for accounts receivable and inventory, useful lives of property, plant and equipment, accrued liabilities, and deferred income taxes.
      Fair value of financial instruments - The carrying amounts of cash, cash equivalents, accounts payable and accrued expenses approximate fair value because of their short-term nature. The carrying amounts of the Company's debt instruments approximate fair value.
      Cash equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. At December 31, 2002, the majority of the Company's cash and cash equivalents balance were in excess of the applicable insurance limits.
      Inventories - Inventories are stated at the lower of cost or market and are determined by the first-in, first out method (FIFO).
      Property, plant and equipment - The Company uses the straight-line method of providing for depreciation and amortization of property, plant and equipment for financial reporting purposes and accelerated methods for tax purposes. The estimated lives used to compute depreciation and amortization are as follows: land improvements - 10 years, building and improvements - 15 to 40 years and machinery and equipment - 3 to 10 years.
      Revenue recognition - Revenue is recognized when an agreement of sale exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured.
      Income taxes - The Company computes deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Tax benefits associated with restricted stock grants are recorded to capital surplus in the year the tax benefits are realized.
     Earnings (loss) per share - Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net earnings (loss) adjusted for the after-tax interest expense reduction that would arise from the assumed conversion of the warrants, if dilutive, by the diluted weighted average shares outstanding. Diluted weighted average shares includes the weighted average number of common shares outstanding, the weighted average number of common shares that would have been outstanding if potentially dilutive common shares relating to stock options had been issued using the treasury stock method and the weighted average number of shares issued upon the conversion of the warrants, if dilutive.
      Stock compensation plans - The Company applies the intrinsic value method, Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The Company provides the disclosure requirements of Statement of Financial Accounting Standards (SFAS) Nos. 123 and 148, "Accounting for Stock-Based Compensation," and related interpretations and amendments.

    The Company adopted the disclosure-only option under SFAS No.123 "Accounting for Stock-Based Compensation." The following table illustrates the effect on net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based compensation.

Notes Continued


For the Year Ended December 31,
-------------------------------------------------------------------- -------------------------- ------------------- ---------------
                                                                                        2002            2001              2000
-------------------------------------------------------------------- -------------------------- ------------------- ---------------
  Net earnings (loss), as reported                                               $ (2,888,737)    $ 2,751,348        $ 2,978,902
-------------------------------------------------------------------- -------------------------- ------------------- ---------------
  Deduct: Total stock-based employee compensation expense
    determined under the fair value based method for all awards,
    net of related tax effects                                                       (123,442)        (72,518)           (95,263)
-------------------------------------------------------------------- -------------------------- ------------------- ---------------
 Pro forma net earnings (loss)                                                    $(3,012,179)    $ 2,678,830        $ 2,883,639
-------------------------------------------------------------------- -------------------------- ------------------- ---------------
  Basic net earnings (loss) per share, as reported                                    $  (.69)          $ .66             $ .73
-------------------------------------------------------------------- -------------------------- ------------------- ---------------
  Basic net earnings (loss) per share, pro forma                                      $  (.72)          $ .65             $ .70
-------------------------------------------------------------------- -------------------------- ------------------- ---------------
  Diluted net earnings (loss) per share, as reported                                  $  (.69)          $ .64             $ .68
-------------------------------------------------------------------- -------------------------- ------------------- ---------------
  Diluted net earnings (loss) per share, pro forma                                    $  (.72)          $ .63             $ .66
-------------------------------------------------------------------- -------------------------- ------------------- ---------------


      Comprehensive income (loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the year ending December 31, 2002, the Company had no items of other comprehensive income
(loss). For the years ending December 31, 2001 and 2000, the only component of other comprehensive income (loss) for the Company was unrealized holding gains (losses) on available for sale marketable equity securities.

      Recent accounting pronouncements - In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently evaluating the effect of this Statements, however, the adoption of this SFAS is not expected to have a material effect on the Company's financial position, results of operations and cash flows.
     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", for the year beginning January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long- lived assets to be disposed of. The adoption of this standard had no material effect on the Company's results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, is effective for exit activities initiated after December 31, 2002, and requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Previous accounting guidance recognized a liability for an exit cost at the date of a commitment to an exit plan. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized by the Company.

    In November 2002, the FASB issued interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation expands on the accounting guidance of SFAS Nos. 5, 57, and 107 and incorporates without change the provisions of FASB FIN 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letter of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of this interpretation to the consolidated financial statements as of December 31, 2002 and will continue to evaluate the potential impact of this interpretation on a prospective basis.

   Notes Continued

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. Under the interpretation, certain entities known as "Variable Interest Entities" (VIE) must be consolidated by the primary beneficiary of an entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. As at December 31, 2002, the Company is not aware of any formed entity that could qualify the Company as primary beneficiary.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123," which is effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. This Statement also amends the disclosure requirements of SFAS No. 123. The Company will continue to account for stock-based compensation of employees using Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and will continue to apply the disclosure only provisions of both SFAS Nos. 123 and 148.

(3)  Gains on Sales of Marketable Equity Securities and Assets:
     As part of the proceeds from the sale of its Bergen Cable Technologies, Inc. subsidiary, (BCT") in 1998 (see Note 4), the Company received a 10% stock and membership interest in the acquiring entities, Bergen Cable Technology, Inc. ("BCTI") and Bergen Real Estate L.L.C. ("BRE"). In the second quarter of 2001, the real estate owned by BRE was sold and the Company received $182,700 in cash after estimated expenses for its ownership share in this company and recorded a pre-tax gain of $151,700 on the sale.
In the fourth quarter of 2002, the Company received $32,400 in cash as its ownership share of the note receivable related to the sale and recorded a pre-tax gain of $32,400 on the sale. The Company had deferred any gain on its share of the note receivable pending collection of the note.

     In 2002, the Company received $155,000 in cash representing its share of the net escrow balance from the sale of its common stock investment in BCTI in 2000 and reported this amount as a gain on the sale of assets. In the first quarter of 2000, the Company sold its common stock investment in BCTI received $1,319,000 in cash after estimated expenses and recorded a pre-tax gain of $1,226,000 on the sale. This gain did not include the Company's share of the sale escrow balance, less any claims for indemnity thereon, if any.

     In 2001, the Company sold its investment in marketable equity securities which consisted of 517,527 shares of MetroWest Bank common stock for $5,951,600 in cash. The Company recorded a pre-tax gain of $5,519,200 on the sale. The Company had valued these securities under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and had classified these securities as "available for sale". At December 31, 2000, this investment had a fair market value (based on quoted market prices) of $2,975,780 and the net unrealized gain included in "Accumulated Other Comprehensive Income" amounted to $1,686,400.

     In 2000, the Company sold its real estate complex located in Northborough, Massachusetts for $550,000 in cash and recorded a pre-tax gain of $272,000 on the sale.

     In 2000, the Company sold certain assets of its piezoelectric and optical components product line. Sales proceeds consisted of approximately $40,000 in cash, a secured promissory note in the principal amount of $210,000 bearing interest at prime rate and a $103,000 noninterest bearing receivable discounted to $85,000 based on an imputed interest rate of 9.5%. The Company recorded a pre-tax gain of $13,000 on this sale. Sales from this product line amounted to approximately $987,000 in 2000.

(4) Discontinued Operations:
    In 1998, the Company sold all the assets of BCT (see Note 3). As a result of this sale, the Company was required to perform environmental cleanup at the BCT site. During 2002, the Company expensed $150,000 to increase the environmental expense accrual to reflect the revised estimate to complete the remediation. This after-tax expense of $99,000 is presented in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations". As of December 31, 2002, a total of $950,000 has been expensed for the cleanup and $125,000 (see Note 9) is accrued for future payments. These costs represent the Company's best estimate, but the ultimate costs will not be known until the remediation is complete.

Notes Continued


(5) Receivables, net: Receivables, net of allowances, consist of the following:
                                                                                               2002             2001
---------------------------------------------------------------------------------------- ---------------- ----------------
Accounts receivable, less allowance for doubtful accounts of $200,000 and $396,000          $   776,369      $1,909,324
---------------------------------------------------------------------------------------- ---------------- ----------------
Refundable income taxes                                                                       1,375,000         282,000
---------------------------------------------------------------------------------------- ---------------- ----------------
Amounts due from the sales of discontinued operations and assets                                 24,000         116,029

---------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                             $2,175,369      $2,307,353


(6) Inventories, net: Inventories, net of reserves, consist of the following:                     2002         2001
---------------------------------------------------------------------------------------- ---------------- ----------------
Raw materials                                                                                $1,560,364      $3,572,844
---------------------------------------------------------------------------------------- ---------------- ----------------
Work in process                                                                                 152,932         306,087
---------------------------------------------------------------------------------------- ---------------- ----------------
Finished                                                                                        314,590         590,384
goods
---------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                             $2,027,886      $4,469,315
------------------------------------------------------------------------------------------------------ ----------------


(7) Income Taxes: The components of the provision (benefit) for income taxes are as follows:
                                                                                            2002             2001        2000
------------------------------------------------------------------------------------- ------------------ ----------------------
Current:
------------------------------------------------------------------------------------- ------------------ ----------------------
     Federal (excluding $(51,000) and $60,000 income tax (benefit) expense from
       discontinued operations in 2002 and 2000, respectively)                          $ (1,324,000)    $ 1,726,000    1,607,000
------------------------------------------------------------------------------------- ------------------ --------------------------
     State                                                                                   (246,000)       308,000      418,000
------------------------------------------------------------------------------------- ------------------ --------------------------
                                                                                          (1,570,000)      2,034,000    2,025,000
------------------------------------------------------------------------------------- ------------------ --------------------------
Deferred:
------------------------------------------------------------------------------------- ------------------ --------------------------
     Federal                                                                                  (31,000)      (388,000)    (70,000)
------------------------------------------------------------------------------------- ------------------ --------------------------
     State                                                                                  (228,000)       (103,000)     (5,000)
------------------------------------------------------------------------------------- ------------------ --------------------------
                                                                                            (259,000)       (491,000)    (75,000)
------------------------------------------------------------------------------------- ------------------ --------------------------

Valuation allowance                                                                          631,000               -            -
------------------------------------------------------------------------------------- ------------------ -------------- -----------
     Total                                                                                (1,198,000)    $1,543,000    $ 1,950,000
------------------------------------------------------------------------------------- ------------------ -------------- -----------

   The total income tax provision (benefit) differs from that computed by applying the federal income tax rate to income before income taxes. The reasons for the difference are as follows:
                                                                                            2002            2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
Income taxes at statutory rates                                                         $(1,355,800)      $1,460,100    $1,706,400
-----------------------------------------------------------------------------------------------------------------------------------
State income tax, net of federal tax benefit                                                (241,400)        135,300       272,600
-----------------------------------------------------------------------------------------------------------------------------------
Change in valuation allowance                                                                631,000              -            -
-----------------------------------------------------------------------------------------------------------------------------------
Reversal of accruals                                                                        (235,000)             -            -
-----------------------------------------------------------------------------------------------------------------------------------
Other, net including dividend exclusion                                                        3,200         (52,400)      (29,000)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         $(1,198,000)     $1,543,000     $1,950,000
-----------------------------------------------------------------------------------------------------------------------------------

Notes Continued

   The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                                                        2002            2001
------------------------------------------------------------------------------------- -------------- ---------------
Deferred tax assets:
------------------------------------------------------------------------------------- -------------- ---------------
     Inventory valuation                                                                $1,305,700     $1,090,500
------------------------------------------------------------------------------------- -------------- ---------------
     Accruals and allowances                                                               123,300        258,400
------------------------------------------------------------------------------------- -------------- ---------------
     State tax carryforward                                                                246,000              -
------------------------------------------------------------------------------------- -------------- ---------------
     Valuation allowance                                                                  (631,000)             -
------------------------------------------------------------------------------------- -------------- ---------------
     Net deferred tax assets                                                            1,044,000      1,348,900
------------------------------------------------------------------------------------- -------------- ---------------
Deferred tax liabilities:
------------------------------------------------------------------------------------- -------------- ---------------
     Depreciation                                                                          383,300        379,400
------------------------------------------------------------------------------------- -------------- ---------------
     DISC commissions                                                                      321,100        374,600
------------------------------------------------------------------------------------- -------------- ---------------
     Total deferred tax liabilities                                                        704,400        754,000
------------------------------------------------------------------------------------- -------------- ---------------
Net deferred tax assets                                                               $    339,600     $  594,900

   At December 31, 2002, the Company has a state tax loss benefit carryforward of $246,000 that expires in 2007. Due to the uncertainty of the realization of this state tax benefit and management's estimate that operating income and the reversal of future taxable temporary differences will more likely than not be sufficient to recognize all of the other deferred tax assets, the Company has established a valuation allowance of $631,000 at December 31, 2002. Other current assets include deferred income taxes of approximately $1,044,000 in 2002 and $1,349,000 in 2001.

(8) Profit Sharing and Savings Plan: The Company has a trusteed profit sharing 401(k) plan that covers all qualified employees. Under the profit sharing section of the plan, the Company may make contributions to the plan at the discretion of the Board of Directors. Profit sharing expenses amounted to $ 0 in 2002 and 2001 and $186,000 in 2000. Under the 401(k) section of the plan, the Company matched 50% of employee contributions up to 6% of compensation. Total Company contributions charged to operations were $58,000 in 2002, $58,000 in 2001 and $79,000 in 2000.

(9) Accrued Liabilities: Accrued liabilities consist of the following items:                   2002            2001
----------------------------------------------------------------------------------------- --------------- ---------------
Employee compensation                                                                     $   215,900      $   199,200
----------------------------------------------------------------------------------------- --------------- ---------------
Environmental costs                                                                           125,000            38,000
----------------------------------------------------------------------------------------- --------------- ---------------
Other                                                                                         360,015          598,440
----------------------------------------------------------------------------------------- --------------- ---------------
                                                                                          $   700,915      $   835,640
----------------------------------------------------------------------------------------- --------------- ---------------

(10) Borrowing Arrangements: On February 27, 2001, the Company entered into a bank credit arrangement which includes an unsecured $2 million 5 year term promissory note and an unsecured $1.25 million revolving line of credit. The interest rate on the term note is at prime (4.25% at December 31, 2002) with a maximum rate of 6.62% and borrowings under the line of credit bear interest at LIBOR plus either 1.4% or 1.5% based on the option term chosen by the Company. There are no compensating balance or commitment fees under the arrangement. The credit arrangement includes certain typical financial covenants, including among other things, a minimum tangible net worth, an interest coverage ratio, and a limit on the total amount of capital stock repurchases. At December 31, 2002, the Company was not in compliance with the minimum tangible net worth, the interest coverage ratio and the limit on the amount of capital stock repurchases during 2002. On March 18, 2003, the Company paid off the outstanding term-debt balance and the above borrowing arrangements terminated. As a result, the total outstanding amount of the term debt has been classified as current portion of long-term debt. The Company had no borrowings outstanding under the line of credit at December 31, 2002.

Notes Continued

       In January 2000, the Company paid $745,000 in cash and issued 127,500 shares of common stock as payment in full for the $1 million remaining portion of a 10% $2 million Term Debt Note due on June 30, 2000. In this transaction, the Company issued the lender transferable common stock warrants to purchase 127,500 shares of the Company's common stock at $3.17 per share less certain adjustments.

(11) Stockholders' Equity: The Company has 4,207,115 and 4,152,515 shares of its $.05 par value Common Stock outstanding at December 31, 2002 and 2001, respectively. During 2002, the Company acquired 45,400 shares of common stock at a cost of $134,000 and retired the shares. During 2001, the Company acquired 10,000 shares of common stock at a cost of $31,600 and retired the shares.

     Under prior authorizations from the Board of Directors, the Company is authorized to purchase up to an additional 55,800 shares of stock through the open market or negotiated transactions.

     In the fourth quarter of 2002, the Company granted 100,000 shares of restricted stock to the President and Chief Executive Officer for $5,000. The shares issued under a Restricted Stock Agreement vest over a period of five years. Unearned compensation was recorded at the date of the grant based on the market value of $295,000. Unearned compensation, which is shown as a separate component of stockholders' equity, is being amortized over the five year vesting period. The amount amortized to expense in 2002 was $14,500. The tax effect of the difference between compensation expense for financial statement and income tax purposes is credited to capital surplus.

     The Valpey-Fisher Corporation 2001, 1999 and 1992 Stock Option Plans allow for the granting of options to officers, key employees, and other individuals to purchase a maximum of 800,000 shares of the Company's common stock. The option price and terms are determined by the Company's Stock Option-Compensation Committee. The options granted may qualify as incentive stock options ("ISO's"). Through December 31, 2002, all options granted except for 90,000 options were ISO's. At December 31, 2002, the 1992 and 1999 Plans had no options available for future grant and 482,104 common shares reserved for issuance upon exercise of the outstanding stock options. At December 31, 2002, the 2001 Plan has 172,166 options available for future grants and 27,834 common shares reserved for issuance upon exercise of the outstanding stock options.

     A summary of the status of the Company's fixed stock option plans as of December 31, 2002, 2001, and 2000, and changes during the years ended on those dates is presented below:

                                                  2002                            2001                             2000
------------------------------------ ------------------------------- -------------------------------- -----------------------------
                                     Number       Weighted-Avg.      Number of     Weighted-Avg.      Number of     Weighted-Avg.
                                     of shares    Exercise Price     shares        Exercise Price     shares        Exercise Price
------------------------------------ ------------ ------------------ ------------- ------------------ ------------- ---------------
Outstanding, January 1                 314,438           $ 3.89         473,188            $3.48         239,035           $2.37
------------------------------------ ------------ ------------------ ------------- ------------------ ------------- ---------------
   Granted                             207,500             3.24          10,000             4.23         270,000            4.26
------------------------------------ ------------ ------------------ ------------- ------------------ ------------- ---------------
   Exercised                                 -                -         (31,500)            2.59         (28,347)           1.92
------------------------------------ ------------ ------------------ ------------- ------------------ ------------- ---------------
   Forfeited                           (12,000)            6.02      (137,250)              2.81         (7,500)            2.39
------------------------------------ ------------ ------------------ ------------- ------------------ ------------- ---------------
Outstanding, December 31               509,938            $3.57       314,438             $3.89         473,188            $3.48
------------------------------------ ------------ ------------------ ------------- ------------------ ------------- ---------------
Exercisable, December 31               174,157            $3.55         80,941            $3.40          53,494            $2.31
------------------------------------ ------------ ------------------ ------------- ------------------ ------------- ---------------

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                           Options Outstanding                                          Options Exercisable
---------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted-Average
      Range of              Number           Remaining                  Exercise                  Number                 Weighted
      Exercise             Outstanding        Contractual                Price                   Exercisable          Avg. Exercise
      Prices               at 12/31/02         Life                                              at 12/31/02              Price
------------------------ --------------------- ---------------------- --------------------- --------------------- ------------------
   $1.83 - 1.95                   26,188              4.6 years               $ 1.85                 26,188             $   1.85
------------------------ --------------------- ---------------------- --------------------- --------------------- ------------------
   $2.39 - 2.80                   24,000              6.3                       2.52                 11,700                 2.39
------------------------ --------------------- ---------------------- --------------------- --------------------- ------------------
   $3.25 - 4.28                  438,000              8.3                       3.36                125,769                 3.39
------------------------ --------------------- ---------------------- --------------------- --------------------- ------------------
   $11.04                         21,750              6.8                     11.04                  10,500                11.04
------------------------ --------------------- ---------------------- --------------------- --------------------- ------------------
                                 509,938              8.1                     $ 3.57                174,157              $  3.55
------------------------ --------------------- ---------------------- --------------------- --------------------- ------------------

Notes Continued

    The Company adopted the disclosure-only option under SFAS No.123 "Accounting for Stock-Based Compensation." The following table illustrates the effect on net earnings (loss), and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based compensation.

------------------------------------------------------------------------------------------------------------------------------------

                                                                                        For the Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        2002            2001              2000
As Reported
  Net earnings (loss)                                                            $ (2,888,737)    $ 2,751,348        $ 2,978,902
-------------------------------------------------------------------- -------------------------- ------------------- ---------------
  Basic net earnings (loss) per share                                                   $(.69)          $ .66             $ .73
-------------------------------------------------------------------- -------------------------- ------------------- ---------------
  Diluted net earnings (loss) per share                                                 $(.69)          $ .64             $ .68
-------------------------------------------------------------------- -------------------------- ------------------- ----------------

Pro Forma
  Net earnings (loss)                                                            $ (3,012,179)    $ 2,678,830       $ 2,883,639
-------------------------------------------------------------------- -------------------------- ------------------- ----------------
  Basic net earnings (loss) per share                                                  $ (.72)          $ .65             $ .70
-------------------------------------------------------------------- -------------------------- ------------------- ---------------
  Diluted net earnings (loss) per share                                                $ (.72)          $ .63             $ .66
-------------------------------------------------------------------- -------------------------- ------------------- ---------------

     For purposes of the above pro forma disclosures, the estimated fair value of the options is amortized to expense over the five-year vesting period of the options. The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-assumptions:

                                                                                               For the Year Ended December 31,
---------------------------------------------------------------------------------- ----------------- -------------- ---------------
                                                                                           2002          2001            2000
---------------------------------------------------------------------------------- ----------------- -------------- ---------------
                                           Expected dividend yield                        0%              0%              0%
---------------------------------------------------------------------------------- ----------------- -------------- ---------------
                                           Risk-free interest rate                       3.4%            5.1%            6.6%
---------------------------------------------------------------------------------- ----------------- -------------- ---------------
                                           Expected life of options in years              7                7              7
---------------------------------------------------------------------------------- ----------------- -------------- ---------------
                                           Assumed volatility                            61%              55%            50%
---------------------------------------------------------------------------------- ----------------- -------------- ---------------
                                           Estimated fair value per share at            $1.79            $2.60          $2.56
                                           date of grant
---------------------------------------------------------------------------------- ----------------- -------------- ---------------

(12) Earnings Per Share: The computation of basic and diluted earnings per share from continuing operations is as follows:

---------------------------------------------------------------------- -------------------- --------------------- -----------------
                                                                              2002                  2001                   2000
---------------------------------------------------------------------- -------------------- --------------------- -----------------
Basic:
---------------------------------------------------------------------- -------------------- --------------------- -----------------
Earnings (loss) from continuing operations                                $ (2,789,737)        $  2,751,348           $ 3,068,902
---------------------------------------------------------------------- -------------------- --------------------- -----------------
Weighted average shares outstanding                                           4,165,659           4,138,363             4,107,079
---------------------------------------------------------------------- -------------------- --------------------- -----------------
Basic earnings (loss) per share from continuing operations                      $ (.67)                $.66                  $.75
---------------------------------------------------------------------- -------------------- --------------------- -----------------
Diluted:
---------------------------------------------------------------------- -------------------- --------------------- -----------------
Earnings (loss) from continuing operations                                $ (2,789,737)         $ 2,751,348           $ 3,068,902
---------------------------------------------------------------------- -------------------- --------------------- -----------------
Add: interest impact, net of tax, from the assumed debt
        reduction from the conversion of warrants                                    -                    -                 4,420
---------------------------------------------------------------------- -------------------- --------------------- -----------------
Adjusted earnings (loss) from continuing operations                       $ (2,789,737)         $ 2,751,348            $ 3,073,322
---------------------------------------------------------------------- -------------------- --------------------- -----------------
Weighted average shares outstanding                                           4,165,659           4,138,363             4,107,079
---------------------------------------------------------------------- -------------------- --------------------- -----------------
Dilutive effect of stock options outstanding, using the
  treasury stock method                                                              -              139,125               241,849
---------------------------------------------------------------------- -------------------- --------------------- -----------------
Conversion of warrants                                                               -                    -                 9,432
---------------------------------------------------------------------- -------------------- --------------------- -----------------
Diluted weighted average shares outstanding                                   4,165,659           4,277,488             4,358,360
---------------------------------------------------------------------- -------------------- --------------------- -----------------
Diluted earnings (loss) per share from continuing operations                    $  (.67)               $.64                  $.70

---------------------------------------------------------------------- -------------------- --------------------- -----------------

     In 2002, the Company had 509,938 options outstanding not included in the computation of dilutive shares since the Company had a net loss and the inclusion of such shares would be anti-dilutive.

Notes Continued

(13) Other Income (Expense), net: Other, net consists of the following items:

                                                                                                   2001                 2000
--------------------------------------------------------------------- -------------------- --------------------- -------------------
Dividends                                                                                       $  108,681            $  144,908
--------------------------------------------------------------------- -------------------- --------------------- -------------------
Real estate operations                                                                                   -                19,912
--------------------------------------------------------------------- -------------------- --------------------- -------------------
                                                                                                $  108,681            $  164,820
--------------------------------------------------------------------- -------------------- --------------------- -------------------


(14) Industry Segment: The Company operates in one segment: the design, production, import, and sale of quartz crystals and oscillators and ultrasonic transducer devices.

      One customer accounted for approximately 22% and 15% of net sales in 2002 and 2001, respectively. During 2000, two customers accounted for approximately 21% and 13% of net sales. Export sales to foreign markets are as follows:

                                                                                2002                  2001                  2000
--------------------------------------------------------------------- --------------------- --------------------- -----------------
  Asia Pacific                                                             $ 1,133,900            $   401,100           $ 1,342,000
--------------------------------------------------------------------- --------------------- --------------------- -----------------
  Canada                                                                       374,200              1,889,800             2,942,800
--------------------------------------------------------------------- --------------------- --------------------- -----------------
  Europe and Middle East                                                       345,600              1,518,500             1,744,100
--------------------------------------------------------------------- --------------------- --------------------- -----------------
  Other                                                                         94,900                106,600                36,100
--------------------------------------------------------------------- --------------------- --------------------- -----------------
                                                                           $ 1,948,600             $3,916,000           $ 6,065,000
--------------------------------------------------------------------- --------------------- --------------------- -----------------

Notes Continued

(15) Quarterly Financial Data (unaudited): Selected unaudited quarterly financial data for 2002 and 2001 is set forth below:

                                                                            First          Second          Third           Fourth
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
                                 2002                                               (in thousands, except per share data)
------------------------------------------------------------------------ ----------------------------------------------------------
Net sales from continuing operations                                          $2,353        $1,722          $ 1,617        $ 1,602
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
Gross profit (loss)                                                              163           (24)         (1,071)          (414)
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
Earnings (loss) before income taxes                                             (339)         (694)         (1,730)       (1,225)
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
Net earnings (loss) from:
   Continuing operations                                                        (203)         (418)         (1,092)        (1,077)
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
   Discontinued operations                                                       (45)          -              -               (54)
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
Net earnings (loss)                                                         $  (248)      $  (418)         $(1,092)      $(1,131)
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------

Basic earnings (loss) per share:
   Continuing operations                                                       $(.05)        $(.10)           $(.26)        $(.26)
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
   Discontinued operations                                                      (.01)           -                 -         (.01)
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
                                                                               $(.06)        $(.10)           $(.26)        $(.27)
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------

Diluted earnings (loss) per share:
    Continuing operations                                                      $(.05)        $(.10)           $(.26)        $(.26)
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
    Discontinued operations                                                      (.01)         -                  -          (.01)
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
                                                                               $(.06)        $(.10)           $(.26)        $(.27)
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------

                                 2001
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
Net sales from continuing operations                                          $7,001        $4,913           $3,007        $ 1,976
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
Gross profit (loss)                                                            2,016         1,225              408        (1,362)
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
Earnings (loss) before income taxes                                              830           289             (409)        3,584
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
Net earnings (loss) from:
   Continuing operations                                                         498           173             (245)        2,325
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
   Discontinued operations
                                                                         -             -              -
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
Net earnings (loss)                                                         $   498       $   173          $  (245)      $ 2,325
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------

Basic earnings (loss) per share:
   Continuing operations                                                       $.12           $.04            $(.06)         $.56
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
   Discontinued operations                                                          -              -                -             -
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
                                                                               $.12           $.04            $(.06)         $.56
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------

Diluted earnings (loss) per share:
    Continuing operations                                                      $.11           $.04            $(.06)         $.55
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
    Discontinued operations                                                       -               -                -             -
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------
                                                                               $.11           $.04            $(.06)         $.55
------------------------------------------------------------------------ ------------- -------------- ---------------- ------------


Earnings (loss) per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

       In the fourth quarter of 2002, net loss from continuing operations includes tax expense of $396,000 ($.09 basic and diluted (loss) per share as a result of a provision for a deferred tax asset valuation allowance net of a tax accrual reversal.
     The third quarter of 2002 gross profit (loss) includes a $.9 million inventory write-off provision for excess inventory.
     In the second quarter of 2001, net earnings from continuing operations includes a gain on sale of assets of $91,200 ($.02 basic and diluted earnings per share). See Note 3.
       In the fourth quarter of 2001, net earnings from continuing operations includes a gain on sale of assets of $3,460,000 ($.83 basic earnings per share and $.82 diluted earnings per share). See Note 3.
       The fourth quarter of 2001 gross profit (loss) includes a $1.7 million inventory write-off provision for excess inventory.

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors of Valpey-Fisher Corporation:

     We have audited the accompanying consolidated balance sheet of Valpey-Fisher Corporation and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit
       We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valpey-Fisher Corporation and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Boston, Massachusetts
February 14, 2003
(except for the matters discussed in note 10, as to which the date is March 18, 2003)



Independent Auditors' Report

To the Stockholders and Board of Directors of Valpey-Fisher Corporation (formerly MATEC Corporation):

     We have audited the accompanying consolidated balance sheet of Valpey-Fisher Corporation (formerly MATEC Corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valpey-Fisher Corporation (formerly MATEC Corporation) and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Boston, Massachusetts
February 15, 2002

Common Stock and Stockholder Information


                            COMMON STOCK INFORMATION

Valpey-Fisher common stock is listed and traded on the American Stock Exchange under the symbol VPF. The range of high and low prices each quarter for the past two years is shown below:

For the years ended December 31,                                                           2002                     2001
------------------------------------------------------------------------------- ----------- -------------- ------------- ----------
                                                                                   High          Low           High          Low
------------------------------------------------------------------------------- ----------- -------------- ------------- ----------
             4th quarter                                                           $3.10        $2.40          $5.09         $3.51
------------------------------------------------------------------------------- ----------- -------------- ------------- ----------
             3rd quarter                                                             3.65         2.90           4.55          3.00
------------------------------------------------------------------------------- ----------- -------------- ------------- ----------
             2nd quarter                                                             7.19         3.20           5.65          3.75
------------------------------------------------------------------------------- ----------- -------------- ------------- ----------
             1st quarter                                                             6.09         3.10           9.00          4.25
------------------------------------------------------------------------------- ----------- -------------- ------------- ----------

No dividend was paid in 2002 or 2001.

The number of stockholders of record on March 18, 2003 was 858. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.