Form 10-Q
period 2003-03-30
VALPEY FISHER CORP
filed 2003-05-12
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

                                 (508) 435-6831
              (Registrant's telephone number, including area code)


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

As of May 9, 2003, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,184,815.





                            Valpey-Fisher Corporation

                                                          INDEX                                                          PAGE
                                                          -----                                                          ----

PART I.  FINANCIAL INFORMATION

 ITEM 1. - Financial Statements

  Consolidated Condensed Balance Sheets - March 30, 2003 and December 31, 2002 ..............
                                                                                                                         3
  Consolidated Statements of Operations -
      Three Months Ended March 30, 2003 and March 31, 2002.........................................                      4
  Consolidated Condensed Statements of Cash Flows -
      Three Months Ended March 30, 2003 and March 31, 2002.........................................                      5
  Notes to Consolidated Condensed Financial Statements................................................                 6-9

 ITEM 2. - Management's Discussion and Analysis of Financial Condition and
                   Results of Operations............................................................................ 10-12

 ITEM 3. - Quantitative and Qualitative Disclosures About Market Risk............................                       12

 ITEM 4. - Controls and Procedures.......................................................................               12

PART II.  OTHER INFORMATION

 ITEM 6. - Exhibits and Reports on Form 8-K............................................................                 13

SIGNATURES................................................................................................              14

CERTIFICATIONS..........................................................................................             15-16



                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets
                       (In thousands, except share data)

                                                                                                       3/30/03     12/31/02
                                                                                                     (Unaudited)

                                        ASSETS
Current assets:
  Cash and cash equivalents                                                                           $  3,856  $ 5,758
  Receivables, net                                                                                       2,792    2,175
  Inventories, net                                                                                       1,633    2,028
  Deferred income taxes and other current assets                                                         1,096    1,110
            Total current assets                                                                         9,377   11,071

Property, plant and equipment, at cost                                                                  10,190   10,165
  Less accumulated depreciation                                                                          6,433    6,231
                                                                                                         3,757    3,934

Other assets                                                                                               149      146
                                                                                                       $13,283  $15,151
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                                    $     -  $ 1,277
  Accounts payable                                                                                         249      270
  Accrued liabilities                                                                                      641      701
  Income taxes                                                                                             117      117
             Total current liabilities                                                                   1,007    2,365

Deferred income taxes                                                                                      678      704

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none                                 -        -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
      Issued and outstanding: 4,193,515 and 4,207,115 shares                                               210      210
  Capital surplus                                                                                        5,038    5,080
  Retained earnings                                                                                      6,610    7,067
  Less unearned compensation                                                                              (260)    (275)
           Total stockholders' equity                                                                   11,598   12,082
                                                                                                       $13,283  $15,151

See notes to consolidated condensed financial statements.


                   Valpey-Fisher Corporation and Subsidiaries
                     Consolidated Statements of Operations
               (In thousands, except per share data) (Unaudited)

                                                          Three Months Ended
                                                          3/30/03    3/31/02

Net sales                                                  $1,711   $2,353
Cost of sales                                               1,663    2,190
  Gross profit                                                 48      163

Operating expenses:
  Selling and advertising                                     375      353
  General and administrative                                  373      305
                                                              748      658

Operating (loss)                                             (700)    (495)

Other income (expense):
  Interest income                                              20       28
  Interest expense                                            (12)     (27)
  Gain on sale of investment                                    -      155
                                                                8      156

(Loss) from continuing operations before income taxes        (692)    (339)
Income tax benefit                                            235      136
(Loss) from continuing operations                            (457)    (203)
(Loss) from discontinued operations, net of taxes               -      (45)

Net (loss)                                                 $ (457)  $ (248)
                                                            =====    =====

Basic (loss) per share:
  Continuing operations                                    $ (.11)  $ (.05)
  Discontinued operations                                       -     (.01)
                                                           $ (.11)  $ (.06)
Diluted (loss) per share:
  Continuing operations                                    $ (.11)  $ (.05)
  Discontinued operations                                       -     (.01)
                                                            =====    =====
                                                           $(.11)    $(.06)
Weighted average shares:
  Basic                                                     4,197    4,149
  Diluted                                                   4,197    4,149

Cash dividends per share                                   $    -   $    -
                                                            =====    =====

See notes to consolidated condensed financial statements.



                   Valpey-Fisher Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                    Three Months Ended
                                                      3/30/03 3/31/02
                                                      ----------------
Cash flows from operating activities:
 Net (loss) from continuing operations                  $(457)  $(203)
 Adjustments to reconcile net (loss) to net cash
  provided (used)
   by operating activities:
    Depreciation and amortization                         202     219
    Deferred income taxes                                  16     (13)
    Net non-cash stock compensation                         9       -
    Gain on sale of investment                              -    (155)
    Changes in operating assets and liabilities          (330)    897

Net cash provided (used) by operating activities         (560)    745

Cash flows from investing activities:
 Capital expenditures                                     (25)    (27)
 Collection of note receivables                             5      47
 Proceeds from sale of investment                           -     155
 Other, net                                                (8)     (8)

Net cash provided (used) by investing activities          (28)    167

Cash flows from financing activities:
 Payments on long-term debt                            (1,277)   (101)
 Purchases of common stock                                (37)    (25)

Net cash (used) by financing activities                (1,314)   (126)

Net cash (used) by discontinued operations                  -     (45)

Net increase (decrease) in cash and cash equivalents   (1,902)    741
Cash and cash equivalents:
Beginning of period                                     5,758   5,960
                                                      ----------------
End of period                                          $3,856  $6,701
                                                      ================

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

     These interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.      Stock Compensation Plans:

             The Company applies the intrinsic value method, Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The Company provides the disclosure requirements of Statement of Financial Accounting Standards Nos. 123 and 148, "Accounting for Stock-Based Compensation," and related interpretations and amendments.

          The Company adopted the disclosure-only option under SFAS No.123 "Accounting for Stock-Based Compensation." The following table illustrates the effect on net (loss) per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based compensation.


                                                                    Three Months Ended
(in thousands, except per share amounts)                             3/30/03     3/31/02
                                                                          (unaudited)

Net (loss), as reported                                                $(457)  $(248)
Deduct: Total stock-based employee compensation expense determined under
              the fair value based method for all awards, net of
               related tax benefit.                                      (35)    (23)
                                                                     ----------------
Pro forma net (loss)                                                   $(492)  $(271)
                                                                     ================

Basic (loss) per share, as reported                                    $(.11)  $(.06)
                                                                     ================
Basic (loss) per share, pro forma                                      $(.12)  $(.07)
                                                                     ================
Diluted (loss) per share, as reported                                  $(.11)  $(.06)
                                                                     ================
Diluted (loss) per share, pro forma                                    $(.12)  $(.07)
                                                                     ================



3.       Comprehensive Income (Loss):

     During the three months ended March 30, 2003 and March 31, 2002, there were no differences between comprehensive (loss) and net loss.

4.       Receivables, net:


        Receivables, net of allowances, consist of the following:
          (in thousands)                                                                               3/30/03         12/31/02
                                                                                                       (unaudited)

         Accounts receivable, less allowance for doubtful accounts of $112 and $200 ..                 $  1,147        $    776
         Refundable income taxes                                                                          1,621           1,375
         Other                                                                                               24              24
                                                                                                    -----------    ------------
                                                                                                        $ 2,792         $ 2,175
                                                                                                    ===========    ============


5.      Inventories, net:

        Inventories, net of reserves, consist of the following:
      (in thousands)                                                                                 3/30/03          12/31/02
                                                                                                     (unaudited)

      Raw materials                                                                                  $    1,216       $   1,560
      Work in process.                                                                                      295             153
      Finished goods                                                                                        122             315
                                                                                                  --------------    -----------
                                                                                                     $    1,633         $ 2,028
                                                                                                  ==============    ===========



6.      Discontinued Operations:

         During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. subsidiary. As a result of the sale, the Company is performing environmental cleanup at the site. During the first quarter of 2002, the Company expensed $75,000 to increase the environmental expense accrual to reflect the revised estimate to complete the remediation. This after-tax expense of $45,000 is presented in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations". For the three months ended March 30, 2003, $9,000 has been paid for the cleanup and accrued liabilities include $116,000 for future payments. These costs represent the Company's best estimate, but the ultimate costs will not be known until the remediation is complete.

7.      Gain on Sale of Investment:

         In the first quarter of 2002, the Company received $155,000 in cash and reported this amount as a gain on sale of investment. This cash represented the Company's share of the net escrow balance from the sale of its common stock investment in Bergen Cable Technology, Inc. The Company sold this common stock investment in 2000 and the gain recognized on the sale in 2000 did not include its share of the sale escrow balance, less any claims for indemnity thereon, if any.

8.      (Loss) Per Share:

           The computation of basic and diluted (loss) per share from continuing operations is computed using the weighted average number of common shares outstanding during the three months ended March 30, 2003 and March 31, 2002. During the three months ended March 30, 2003 and March 31, 2002, 509,938 and 314,438, respectively of common shares issuable under stock options have not been included in the computation of "Diluted (Loss) per Share" because of the antidilutive effect of the options since the Company reported a loss from continuing operations in these periods.

9.      Recent accounting pronouncements

           In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", effective for years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this SFAS effective January 1, 2003. The adoption of this standard had no material effect on the Company's financial position, results of operations and cash flows.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, is effective for exit activities initiated after December 31, 2002, and requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Previous accounting guidance recognized a liability for an exit at the date of a commitment to an exit plan. The Company adopted this SFAS effective January 1, 2003. The adoption of this standard had no material effect on the Company's financial position, results of operations and cash flows.

           In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation expands on the accounting guidance of SFAS Nos. 5, 57, and 107 and incorporates without change the provisions of FASB FIN 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letter of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The Company adopted this FIN effective January 1, 2003. The adoption of this standard had no material effect on the Company's financial position, results of operations and cash flows.

           In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. Under the interpretation, certain entities known as "Variable Interest Entities" (VIE) must be consolidated by the primary beneficiary of an entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted this FIN effective January 31, 2003. The adoption of this standard had no material effect on the Company's financial position, results of operations and cash flows.

10.  Subsequent Event:

           On April 30, 2003, the Company announced the signing of an Asset Purchase Agreement to acquire certain assets of MF Electronics Corp. (MFE), located in New Rochelle, NY. MFE designs and manufactures a wide range of frequency control products. The transaction is expected to close in 30 days. The $650,000 cash purchase price, subject to closing adjustments, includes inventories, machinery and equipment and the customer order backlog. In addition, the Company will acquire for cash the net of the accounts receivable less trade accounts payable at closing.

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

     Accounts receivable - The Company performs on-going credit evaluations of its customers and assesses the collectibility of its accounts receivable based on a number of factors including the customer's financial condition and collection history, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

     Income Taxes - The Company has recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes. The Company must estimate its income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future. Based on our assessment of the realization of these assets, the Company has recorded a valuation allowance of $700,000 at March 30, 2003. In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the deductibility of the disposal of scrap and worthless inventory, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable. In the event that actual results differ from these estimates in future periods, the Company may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.

Liquidity and Capital Resources

            Cash and cash equivalents decreased $1,902,000 during the three months ended March 30, 2003. During this period, the Company's continuing operations used cash of $560,000, investing activities used cash of $28,000 and financing activities used cash of $1,314,000.

         The net loss of $457,000 and the increase in operating assets and liabilities of $330,000, partially offset by the non-cash effect of depreciation of $202,000 were the main reasons for the operations use of cash. The net increase in working capital was mainly due to an increase in receivables of $617,000 and a $60,000 reduction in accrued liabilities partially offset by a $395,000 decrease in inventory. The increase in receivables was attributable to a net increase in trade receivables of $371,000 and a $246,000 increase in refundable income taxes. The increase in trade receivables resulted mainly from the higher sales level over the previous quarter and an increase in the days sales outstanding. The decrease in accrued liabilities is due primarily to the payment of the 401(k) match. The 19% decrease in inventory was mainly due to orders being filled from existing inventory and a continuing control of inventory levels.

     The Company used $1,277,000 of cash during the three months ended March 30, 2003 to pay-off the remaining balance on its term note.

            While the Company is projecting a loss in 2003 based on the current conditions in the telecom market, management believes that based on its current working capital and the expected cash flows from operations, the Company's resources are sufficient to meet its financial needs in 2003 including a remaining capital expenditures budget of approximately $230,000.


Results of Operations

         For the quarter ended March 30, 2003, net sales from continuing operations decreased $642,000 or 27% from the comparable quarter in 2002. The quarter ended March 31, 2002, net sales amount includes sales cancellation charges of approximately $723,000 from two customers. Excluding the effect on net sales from these sales cancellation charges, current quarter sales increased $81,000 or 5% over the 2002 period. The book-to-bill ratio during the quarter ended March 30, 2003 was 1.10 versus .98 during the quarter ended March 31, 2002. The Company's backlog amounted to $1.2 million at March 30, 2003 compared to $1.3 million at March 31, 2002. Management believes that the market conditions for our products, in particular those for the telecom market, have not bottomed out, and our near-term visibility continues to be poor. The Company continues to see customer orders for smaller quantities with near-term delivery dates. Management is not sure of the potential impact on its future operations from the current continuing telecom market uncertainties.

           The Company reported $48,000 in gross profit (3%) in the current quarter versus $163,000 in gross profit (7%) in the 2002 quarter. Without the effect of the gross profit generated by the sales cancellation charge, the Company would have reported a $54,000 gross loss on sales in the 2002 quarter. During these periods raw material and direct labor costs, as a percentage of sales remained fairly consistent. Overhead expenses decreased approximately 11% from the 2002 level mainly as a result of lower personnel and supply expenses.

           During the quarter ended March 30, 2003, selling and advertising expenses increased $22,000 (6%) over the comparable period in 2002. Higher personnel expense, offset in part by lower advertising and bad debt expense, were the main reasons for the overall expense increase.

         General and administrative expenses during the quarter ended March 30, 2003, increased $68,000 (22%) over 2002 mainly as a result of increased personnel expense.

         During the quarter ended March 30, 2003, interest income decreased $8,000 from 2002 mainly due to as a result of lower cash balances and lower interest rates during the current year. The $15,000 decrease in interest expense from the 2002 amount is mainly due to the lower interest rate and to a lesser extent the lower amount of outstanding debt. During the quarter ended March 31, 2002, the Company received $155,000 in cash and reported this amount as a gain on sale of investment. This cash represents the Company's estimated share of the net escrow balance relating to the sale of the Company's common stock investment in Bergen Cable Technology, Inc. in 2000.

         The estimated effective federal and state income tax rate for 2003 is 34% compared to 40% in 2002. The difference in the rates is mainly due to the Company providing a valuation allowance for the full amount of the state income tax benefit in 2003 due to the uncertainty of realization.

         For the quarter ended March 30, 2003, the Company reported an operating loss of $700,000 compared to an operating loss of $495,000 in comparable quarter of 2002 mainly as a result of the decrease in sales and gross margin and by higher operating expenses. Nonoperating income amounted to $8,000 in 2003 compared to $156,000 in the corresponding 2002 period. As a result, the Company reported a net loss from continuing operations of $457,000 during the quarter ended March 30, 2003 compared to a net loss of $203,000 in 2002. Loss from discontinued operations during the quarter ended March 31, 2002 amounted to $45,000. In total, the Company reported a consolidated net loss of $457,000 during the quarter ended March 30, 2003 versus a consolidated net loss of $248,000 in the comparable quarter of 2002.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at March 30, 2003, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point decline in interest rates would result in an approximate $38,600 decrease in interest income.

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



          (b)  Reports on Form 8-K

          On March 27, 2003, the Registrant filed a report on Form 8-K dated March 27, 2003 reporting under Item 5. Other Events and Item 7.(c) Exhibits

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Valpey-Fisher Corporation



Date:  May 12, 2003       By /s/ Michael J. Ferrantino
                          ----------------------------

                          Michael J. Ferrantino,
                          President and Chief Executive Officer


Date:  May 12, 2003       By /s/ Michael J. Kroll
                          -----------------------

                          Michael J. Kroll
                          Vice President, Treasurer and Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Ferrantino, certify that:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003                      By /s/ Michael J. Ferrantino
                                         ----------------------------
                                         Michael J. Ferrantino
                                         President and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003        By /s/ Michael J. Kroll
                           -----------------------
                           Michael J. Kroll
                           Vice President, Treasurer and Chief Financial Officer

                                                                    Exhibit 99.1


           Certification Pursuant to 18 U.S.C Section 1350, As Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Valpey-Fisher Corporation (the Company) on Form 10-Q for the period ending March 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Michael
J. Ferrantino, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 12, 2003           By /s/ Michael J. Ferratino
                              ---------------------------
                              Michael J. Ferrantino,
                              President and Chief Executive Officer


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 99.2

     Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Valpey-Fisher Corporation (the Company) on Form 10-Q for the period ending March 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Michael
J. Kroll, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 12, 2003    By /s/ Michael J. Kroll
                       -----------------------
                       Michael J. Kroll
                       Vice President, Treasurer and Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.