Form 10-Q
period 2003-06-29
VALPEY FISHER CORP
filed 2003-08-12
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

                                 (508) 435-6831
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No
                                      ---        ---
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of August 8, 2003, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,184,815.

                            Valpey-Fisher Corporation

                                     INDEX                                        PAGE
                                     -----                                        ----

PART I.  FINANCIAL INFORMATION

 ITEM 1. - Financial Statements

  Consolidated Condensed Balance Sheets - June 29, 2003 and December 31, 2002      3
  Consolidated Statements of Operations - Three Months and Six Months Ended
      June 29, 2003 and June 30, 2002                                              4
  Consolidated Condensed Statements of Cash Flows -
      Six Months Ended June 29, 2003 and June 30, 2002                             5
  Notes to Consolidated Condensed Financial Statements                          6-10

 ITEM 2. - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               11-13

 ITEM 3. - Quantitative and Qualitative Disclosures About Market Risk             14

 ITEM 4. - Controls and Procedures                                                14

PART II.  OTHER INFORMATION


 ITEM 4. -  Submission of Matters to a Vote of Security Holders                   15

 ITEM 6. -  Exhibits and Reports on Form 8-K                                      15


SIGNATURES                                                                        16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)



                                                                                 6/29/03        12/31/02
                                                                                 -------        --------
                                                                               (Unaudited)

                                    ASSETS
Current assets:
  Cash and cash equivalents                                                       $3,142          $5,758
  Receivables, net                                                                 3,282           2,175
  Inventories, net                                                                 1,517           2,028
  Deferred income taxes and other current assets                                   1,006           1,110
---------------------------------------------------------------------------------------------------------
    Total current assets                                                           8,947          11,071

Property, plant and equipment, at cost                                            10,738          10,165
  Less accumulated depreciation                                                    6,639           6,231
---------------------------------------------------------------------------------------------------------
                                                                                   4,099           3,934

Other assets                                                                         144             146
---------------------------------------------------------------------------------------------------------
                                                                                 $13,190         $15,151
=========================================================================================================

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                $   -          $1,277
  Accounts payable                                                                   525             270
  Accrued liabilities                                                                749             701
  Income taxes                                                                       116             117
---------------------------------------------------------------------------------------------------------
             Total current liabilities                                             1,390           2,365


Deferred income taxes                                                                646             704

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none           -               -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
      Issued and outstanding: 4,184,815 and 4,207,115 shares                         209             210
  Capital surplus                                                                  5,010           5,080
  Retained earnings                                                                6,181           7,067
  Less unearned compensation                                                        (246)           (275)
---------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                              11,154          12,082
---------------------------------------------------------------------------------------------------------
                                                                                 $13,190         $15,151
=========================================================================================================


See notes to consolidated condensed financial statements.

                                             Valpey-Fisher Corporation and Subsidiaries
                                               Consolidated Statements of Operations
                                      (In thousands, except per share data) (Unaudited)


                                                                 Three Months Ended                    Six Months Ended
                                                             6/29/03           6/30/02             6/29/03        6/30/02
                                                         ---------------  -----------------    -------------   ------------
Net sales                                                   $ 2,180            $  1,722          $  3,891        $ 4,075
Cost of sales                                                 1,936               1,746             3,599          3,936
---------------------------------------------------------------------------------------------------------------------------
   Gross profit (loss)                                          244                 (24)              292            139

Operating expenses:
  Selling and advertising                                       371                 387               746            740
  General and administrative                                    522                 288               895            593
---------------------------------------------------------------------------------------------------------------------------
                                                                893                 675             1,641          1,333

Operating (loss)                                               (649)               (699)           (1,349)        (1,194)

Other income (loss):
  Interest income                                                12                  27                32             55
  Interest (expense)                                              -                 (22)              (12)           (49)
  Gain on sale of investment                                      -                   -                 -            155
---------------------------------------------------------------------------------------------------------------------------
                                                                 12                   5                20            161
(Loss) from continuing operations
   before income taxes                                         (637)               (694)           (1,329)        (1,033)
Income tax benefit                                              208                 276               443            412
---------------------------------------------------------------------------------------------------------------------------
(Loss) from continuing operations                              (429)               (418)             (886)          (621)
(Loss) from discontinued operations, net of taxes                 -                   -                 -            (45)
---------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                   $ (429)             $ (418)          $  (886)      $   (666)
===========================================================================================================================

Basic (loss) per share:
Continuing operations                                        $ (.10)             $ (.10)          $  (.21)      $   (.15)
Discontinued operations                                           -                   -                 -           (.01)
---------------------------------------------------------------------------------------------------------------------------
                                                             $ (.10)             $ (.10)          $  (.21)      $   (.16)
===========================================================================================================================

Diluted (loss) per share:
Continuing operations                                        $ (.10)             $ (.10)          $ (.21)       $   (.15)
Discontinued operations                                           -                   -                -            (.01)
---------------------------------------------------------------------------------------------------------------------------
                                                             $ (.10)             $ (.10)          $ (.21)       $   (.16)
===========================================================================================================================

Weighted average shares:
Basic                                                         4,186               4,145            4,191           4,147
Diluted                                                       4,186               4,145            4,191           4,147

Cash dividends per share                                     $    -              $    -           $    -        $      -

See notes to consolidated condensed financial statements.


                                       Valpey-Fisher Corporation and Subsidiaries
                                    Consolidated Condensed Statements of Cash Flows
                                                     (In thousands)
                                                      (Unaudited)

                                                                                      Six Months Ended
                                                                                  -------------------------
                                                                                    6/29/03      6/30/02
                                                                                  ------------ ------------
Cash flows from operating activities:
 Net (loss) from continuing operations                                             $   (886)    $  (621)
 Adjustments to reconcile net (loss) to net cash provided (used)
   by operating activities:
    Depreciation and amortization                                                       408         437
    Deferred income taxes                                                                43         (13)
    Net non-cash stock compensation                                                      16           -
    Gain on sale of investment                                                            -        (155)
    Changes in operating assets and liabilities                                         (17)      1,253
------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                       (436)        901
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of certain MF Electronics' assets                                            (799)          -
 Capital expenditures                                                                   (46)        (75)
 Collection of note receivables                                                          10         120
 Proceeds from sale of investment                                                         -         155
 Other, net                                                                              (8)         (8)
------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                        (843)       192
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Payments on long-term debt                                                           (1,277)      (201)
 Purchases of common stock                                                               (60)       (25)
------------------------------------------------------------------------------------------------------------
Net cash (used) by financing activities                                               (1,337)      (226)
------------------------------------------------------------------------------------------------------------
Net cash (used) by discontinued operations                                                 -        (45)
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  (2,616)       822
Cash and cash equivalents:
Beginning of period                                                                    5,758      5,960
                                                                                   -------------------------
End of period                                                                       $  3,142    $ 6,782
                                                                                   =========================

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

                                                                                      Three Months Ended
(in thousands, except per share amounts)                                            6/29/03        6/30/02
--------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)

Net (loss), as reported                                                         $    (429)       $  (418)
Deduct: Total stock-based employee compensation expense determined under
        the fair value based method for all awards, net of related tax benefit        (25)           (24)
                                                                                --------------- --------------
Pro forma net (loss)                                                            $    (454)       $  (442)
                                                                                =============== ==============

Basic (loss) per share, as reported                                             $    (.10)      $   (.10)
                                                                                =============== ==============
Basic (loss) per share, pro forma                                               $    (.11)      $   (.11)
                                                                                =============== ==============
Diluted (loss) per share, as reported                                           $    (.10)      $   (.10)
                                                                                =============== ==============
Diluted (loss) per share, pro forma                                             $    (.11)      $   (.11)
                                                                                =============== ==============


                                                                                      Six Months Ended
(in thousands, except per share amounts)                                            6/29/03        6/30/02
--------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)

Net (loss), as reported                                                         $    (886)       $  (666)
Deduct: Total stock-based employee compensation expense determined under
        the fair value based method for all awards, net of related tax benefit        (60)           (47)
                                                                                --------------- --------------
Pro forma net (loss)                                                            $    (946)       $  (713)
                                                                                =============== ==============

Basic (loss) per share, as reported                                             $    (.21)      $   (.16)
                                                                                =============== ==============
Basic (loss) per share, pro forma                                               $    (.23)      $   (.17)
                                                                                =============== ==============
Diluted (loss) per share, as reported                                           $    (.21)      $   (.16)
                                                                                =============== ==============
Diluted (loss) per share, pro forma                                             $    (.23)      $   (.17)
                                                                                =============== ==============


3.       Acquisition:

          On May 28, 2003, pursuant to an Asset Purchase Agreement dated April 30, 2003, the Company purchased certain assets consisting primarily of inventories, machinery and equipment and the customer order backlog from MF Electronics Corp. ("MF"), a privately held company located in New Rochelle, NY. MF designs and manufactures a wide range of frequency control products. In addition, the Company acquired for cash the net of the May 28, 2003 MF's accounts receivable less trade accounts payable. The purchase price was $798,718 in cash. The results of MF's operations have been included in the consolidated financial statements since the date of acquisition.

          During the week of June 30, 2003, the purchased assets and operations of MF were moved to the Company's facility located in Hopkinton, MA.

          The following table presents the allocation of the purchase price, including estimated transaction costs of $50,000, to the assets acquired and liabilities assumed, based on their fair values:

          (in thousands)
          Accounts receivable                                   $     343
          Inventory                                                   125
          Machinery and equipment                                     516
          Trade accounts payable and accrued expenses                (135)
                                                          ----------------
                                                                $     849
                                                          ----------------

          The following unaudited pro forma financial information presents the results of the Company as if the acquisition of MF was completed January 1, 2002. This pro forma financial information is presented for informational purposes and is not necessarily indicative of the Company's operating results if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any anticipated cost savings or operating efficiencies that the Company believes are achievable.

(in thousands, except for per share amounts)    Three Months Ended                 Six Months Ended
                                                6/29/03         6/30/02            6/29/03       6/30/02
                                              ---------------- -------------- ------------------ --------------
Net sales                                     $   2,859        $  3,444            $ 5,782       $ 7,564
Net (loss)                                         (638)           (209)            (1,298)         (539)

Basic and diluted (loss) per share                $(.15)          $(.05)             $(.31)        $(.13)

4.       Comprehensive Income (Loss):

         During the three months and six months ended June 29, 2003 and June 30, 2002, there were no differences between comprehensive (loss) and net loss.


5.       Receivables, net:

        Receivables, net of allowances, consist of the following:
                 (in thousands)                                                       6/29/03         12/31/02
       ----------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)

       Accounts receivable, less allowance for doubtful accounts of $105 and $200    $ 1,409          $    776
       Refundable income taxes                                                         1,849             1,375
       Other                                                                              24                24
                                                                                     ---------------- -----------
                                                                                     $ 3,282          $  2,175
                                                                                     ================ ===========


6.      Inventories, net:

        Inventories, net of reserves, consist of the following:
        (in thousands)                                                           6/29/03      12/31/02
      --------------------------------------------------------------------------------------------------
                                                                                (unaudited)

      Raw materials                                                             $  1,009     $ 1,560
      Work in process                                                                300         153
      Finished goods                                                                 208         315
                                                                                ------------ -----------
                                                                                $  1,517     $ 2,028
                                                                                ============ ===========

7.      Discontinued Operations:

         During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. subsidiary. As a result of the sale, the Company is performing environmental cleanup at the site. During the first quarter of 2002, the Company expensed $75,000 to increase the environmental expense accrual to reflect the revised estimate to complete the remediation. This after-tax expense of $45,000 is presented in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations". For the three months and six months ended June 29, 2003, $7,000 and $16,000, respectively has been paid for the cleanup expenses. At June 29, 2003 accrued liabilities include $107,000 for future payments. These costs represent the Company's best estimate, but the ultimate costs will not be known until the remediation is complete.

8.      Gain on Sale of Investment:

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

9.      (Loss) Per Share:

           The computation of basic and diluted (loss) per share from continuing operations is computed using the weighted average number of common shares outstanding during the three months and six months ended June 29, 2003 and June 30, 2002. During the three months and six months ended June 29, 2003, 578,438 of common shares issuable under stock options have not been included in the computation of "Diluted (Loss) per Share". During the three months and six months ended June 30, 2002, 314,438 of common shares issuable under stock options have not been included in the computation of "Diluted (Loss) per Share". These shares were not included because of the antidilutive effect of the options since the Company reported a loss from continuing operations in these periods.

10.      Recent accounting pronouncements

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

     Income Taxes - The Company has recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes. The Company must estimate its income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future. Based on our assessment of the realization of these assets, the Company has recorded a valuation allowance of $771,000 at June 29, 2003. In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the deductibility of the disposal of scrap and worthless inventory, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable. In the event that actual results differ from these estimates in future periods, the Company may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.

Liquidity and Capital Resources

            Cash and cash equivalents decreased $2,616,000 during the six months ended June 29, 2003. During this period, the Company's continuing operations used cash of $436,000, investing activities used cash of $843,000 and financing activities used cash of $1,337,000.

         For the six months ended June 29, 2003, the net loss of $886,000 partially offset by the non-cash effect of depreciation of $408,000 were the main reasons for the operations use of cash. The net increase in working capital of $17,000 was mainly due to an increase in receivables, mainly as a result of an increase in refundable income taxes, offset by the decrease in inventory and an increase in accounts payable and accrued expenses. The 25% decrease in inventory was mainly due to orders being filled from existing inventory and a continuing control of inventory levels.

         The Company acquired certain assets and assumed certain trade payables of MF Electronics Corp. for $799,000 in cash during the six months ended June 29, 2003.

            During the six months ended June 29, 2003 the Company used $1,277,000 of cash to pay-off the remaining balance on its term note and $60,000 to purchase and retire 22,300 shares of its common stock.

            While the Company is projecting a loss in 2003 based on the current conditions in the telecom market, management believes that based on its current working capital and the expected cash flows from operations, the Company's resources are sufficient to meet its financial needs in 2003 including a remaining capital expenditures budget of approximately $200,000.


Results of Operations

         For the quarter ended June 29, 2003, net sales from continuing operations increased $458,000 or 27% over the comparable quarter in 2002. The 2003 quarter includes $272,000 in sales from the MF Electronics product line acquired at the end of May. Excluding the effect of these sales, revenue increased approximately 11% over the 2002 quarter. For the six months ended June 29, 2003, net sales decreased $184,000 or 5% from the comparable period in 2002. The 2002 net sales amount includes sales cancellation charges of approximately $723,000 from two customers. Excluding the effect on net sales from these sales cancellation charges and the 2003 sales generated from the MF Electronics product line, year-to-date sales increased 8% over the 2002 period. The book-to-bill ratio during the six months ended June 29, 2003 was slightly better than 1 versus 1.1 during the comparable period in 2002. The Company's backlog amounted to $1.6 million at June 29, 2003 compared to $1.6 million at June 30, 2002. Management believes that the market conditions for the Company's products, in particular those for the telecom market, have not bottomed out, and our near-term visibility continues to be poor. The Company continues to see customer orders for smaller quantities with near-term delivery dates. Management is not sure of the potential impact on its future operations from the current continuing telecom market uncertainties.

           The Company reported a $244,000 gross profit (11% of net sales) in the current quarter versus a $24,000 gross loss in the 2002 quarter. For the six months June 29, 2003, the gross profit was $292,000 (7% of net sales) compared to $139,000 (3% of net sales) for the comparable period in 2002. Without the effect of the gross profit generated by the sales cancellation charge, the Company would have reported a $78,000 gross loss on sales for the six months ended June 30, 2002. The MF Electronics product line generated approximately $88,000 in gross profit during the quarter and six months ended June 29, 2003. During these periods direct labor costs, as a percentage of sales, has remained fairly consistent. As a percentage of sales, raw material costs have decreased slightly from 2002 due to changes in product mix and yield improvements. On a year-to-date basis, overhead expenses have decreased approximately 5% from the 2002 level mainly as a result of lower personnel and supply expenses. During the current quarter ended, overhead expenses increased 5% over the comparable quarter in 2002 due to expenses associated with the MF Electronics product line, offsetting lower personnel and supply expenses.

           During the quarter ended June 29, 2003, selling and advertising expenses decreased $16,000 (4%) from the comparable period in 2002. Lower advertising expenses, partially offset by increased sales commission expense to outside manufacturers' representatives as a result of the increase in sales, were the main reasons for the expense reduction. For the six months ended June 29, 2003, selling and advertising expenses were consistent with the prior year. Higher personnel and commission expense to outside manufacturers' representatives were offset by reductions in advertising, travel and bad debt expense.

         During the quarter and six months ended June 29, 2003, general and administrative expenses increased $234,000 and $302,000, respectively, over the comparable 2002 periods. Increased personnel expenses, including the increased personnel costs associated with the MF Electronics product line acquired in late May 2003, were the main reason for the expense increases.

         During both the quarter and six months ended June 29, 2003, the decreases in interest income were mainly due to lower cash balances and lower interest rates during the current year. The decreases in interest expense from the 2002 amount is mainly due to the Company paying off the balance of its outstanding term-debt in the first quarter of 2003. During the six months ended June 30, 2002, the Company received $155,000 in cash and reported this amount as a gain on sale of investment. This cash represented the Company's estimated share of the net escrow balance relating to the sale of the Company's common stock investment in Bergen Cable Technology, Inc. in 2000.

         The estimated effective federal and state income tax rate for 2003 is 34% compared to 40% in 2002. The difference in the rates is mainly due to the Company providing a valuation allowance for the full amount of the state income tax benefit in 2003 due to the uncertainty of realization.

         For the quarter ended June 29, 2003, the Company reported an operating loss of $649,000 compared to an operating loss of $699,000 in comparable quarter of 2002 mainly as a result of an increase in sales and gross margin, partially offset by higher operating expenses. As a result, the Company reported a net loss from continuing operations of $429,000 during the quarter ended June 29, 2003 compared to a net loss of $418,000 in comparable 2002 period. For the six months ended June 29, 2003, the Company reported an operating loss of $1,349,000 compared to an operating loss of $1,194,000 in comparable period of 2002 mainly as a result of an increase in operating expenses, partially offset by a higher gross profit. Nonoperating income amounted to $20,000 during the six months ended June 29, 2003 versus 161,000 in the comparable 2002 period. As a result, the Company reported a net loss from continuing operations of $886,000 during the six months ended June 29, 2003 compared to a net loss of $621,000 in comparable 2002 period. Loss from discontinued operations during the six months ended June 30, 2002 amounted to $45,000. In total, the Company reported a consolidated net loss of $886,000 during the six months ended June 29, 2003 versus a consolidated net loss of $666,000 in the comparable period of 2002.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at June 29, 2003, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point decline in interest rates would result in an approximate $31,400 decrease in interest income.

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

        At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the second quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

   b) Changes in internal control.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on May 8, 2003. Listed below are the matters submitted to stockholders and the results of the stockholder votes.

          (1) Election of seven directors:

              Nominee                            "For"          "Withheld"
          ---------------------                ---------       ------------
          Richard W. Anderson                  3,593,866          11,459
          Michael J. Ferrantino                3,594,685          10,640
          Eli Fleisher                         3,594,385          10,940
          Lawrence Holsborg                    3,591,535          10,790
          John J. McArdle III                  3,594,166          11,159
          Robert W. Muir, Jr.                  3,594,685          10,640
          Ted Valpey, Jr                       3,593,566          11,759

          (2) To approve the Company's 2003 Stock Option Plan

              For                              3,540,935
              Against                             55,926
              Abstain                              8,464


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 2003 Stock Option Plan. Filed herewith.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(b)  Reports on Form 8-K

     On May 1, 2003, the Registrant filed a report on Form 8-K dated April 30, 2003 reporting under Item 5. Other Events and Item 7.(c) Exhibits.

     On May 14, 2003, the Registrant filed a report on Form 8-K dated May 12, 2003 reporting under Item 7.(c) Exhibits and Item 9. Regulation FD Disclosure.

     On June 12, 2003, the Registrant filed a report on Form 8-K dated May 12, 2003 reporting under Item 2. Acquisition or Disposition of Assets and Item 7.(a) Financial Statements of Business Acquired, Item 7 (b) Pro Forma Financial Information and Item 7 (c) Exhibits.

     On August 11, 2003, the Registrant filed a Report on Form 8-K/A-1 dated May 28, 2003 reporting under Item 7.(a) Financial Statements of Business Acquired, Item 7 (b) Pro Forma Financial Information and Item 7 (c) Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Valpey-Fisher Corporation



Date:  August 12, 2003    By /s/ Michael J. Ferrantino
                          ----------------------------

                          Michael J. Ferrantino,
                          President and Chief Executive Officer


Date:  August 12, 2003    By /s/ Michael J. Kroll
                          -----------------------
                          Michael J. Kroll
                          Vice President, Treasurer and Chief Financial Officer