Form 10-Q
period 2003-09-28
VALPEY FISHER CORP
filed 2003-11-07
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

As of November 7, 2003, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,184,815.


                            Valpey-Fisher Corporation

                                                INDEX                                   PAGE
                                                -----                                   ----
PART I.  FINANCIAL INFORMATION

 ITEM 1. - Financial Statements

  Consolidated Condensed Balance Sheets - September 28, 2003 and December 31, 2002           3

  Consolidated Statements of Operations - Three Months and Nine Months Ended
      September 28, 2003 and September 29, 2002                                              4
  Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended September 28, 2003 and September 29, 2002                            5
  Notes to Consolidated Condensed Financial Statements                                    6-10

 ITEM 2. - Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                  11-13

 ITEM 3. - Quantitative and Qualitative Disclosures About Market Risk                        14

 ITEM 4. - Controls and Procedures                                                           14

PART II.  OTHER INFORMATION



 ITEM 6. -  Exhibits and Reports on Form 8-K                                                 15

SIGNATURES                                                                                   16


                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)



                                                                                         9/28/03        12/31/02
                                                                                         -------        --------
                                                                                       (Unaudited)

                                    ASSETS
Current assets:
  Cash and cash equivalents                                                               $4,570          $5,758
  Receivables, net                                                                         1,948           2,175
  Inventories, net                                                                         1,523           2,028
  Deferred income taxes and other current assets                                             944           1,110
------------------------------------------------------------------------------ ------------------ ---------------
            Total current assets                                                           8,985          11,071

Property, plant and equipment, at cost                                                    10,734          10,165
  Less accumulated depreciation                                                            6,856           6,231
------------------------------------------------------------------------------ ------------------ ---------------
                                                                                           3,878           3,934

Other assets                                                                                 136             146
------------------------------------------------------------------------------ ------------------ ---------------
                                                                                         $12,999         $15,151
------------------------------------------------------------------------------ ------------------ ---------------
------------------------------------------------------------------------------ ------------------ ---------------

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                        $   -          $1,277
  Accounts payable                                                                           599             270
  Accrued liabilities                                                                        902             701
  Income taxes                                                                               113             117
------------------------------------------------------------------------------ ------------------ ---------------
             Total current liabilities                                                     1,614           2,365

Deferred income taxes                                                                        619             704

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none                   -               -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
      Issued and outstanding: 4,184,815 and 4,207,115 shares                                 209             210
  Capital surplus                                                                          5,004           5,080
  Retained earnings                                                                        5,785           7,067
  Less unearned compensation                                                                (232)           (275)
------------------------------------------------------------------------------ ------------------ ---------------
------------------------------------------------------------------------------ ------------------ ---------------
          Total stockholders' equity                                                      10,766          12,082
------------------------------------------------------------------------------ ------------------ ---------------
------------------------------------------------------------------------------ ------------------ ---------------
                                                                                         $12,999         $15,151
------------------------------------------------------------------------------ ------------------ ---------------
------------------------------------------------------------------------------ ------------------ ---------------


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Operations
                (In thousands, except per share data) (Unaudited)


                                                           Three Months Ended               Nine Months Ended
                                                       9/28/03          9/29/02          9/28/03        9/29/02
                                                   ---------------- ----------------- ------------- --------------
Net sales                                              $ 2,190            $ 1,617      $  6,081        $ 5,692
Cost of sales                                            1,933              2,688         5,532          6,624
-------------------------------------------------- ---------------- ----------------- ------------- --------------
   Gross profit (loss)                                     257             (1,071)          549           (932)

Operating expenses:
  Selling and advertising                                   287                389        1,033          1,129
  General and administrative                                565                281        1,460             874
-------------------------------------------------- ---------------- ----------------- ------------- --------------
                                                            852                670        2,493          2,003

Operating (loss)                                           (595)            (1,741)      (1,944)        (2,935)

Other income (loss):
  Interest income                                             8                 28           40            83
  Interest (expense)                                          -                (17)         (12)          (66)
  Gain on sale of investment                                  -                  -            -           155
-------------------------------------------------- ---------------- ----------------- ------------- --------------
                                                              8                 11           28           172
(Loss) from continuing operations
   before income taxes                                     (587)            (1,730)      (1,916)       (2,763)
Income tax benefit                                          191                638          634         1,050
-------------------------------------------------- ---------------- ----------------- ------------- --------------
(Loss) from continuing operations                          (396)            (1,092)      (1,282)       (1,713)
(Loss) from discontinued operations, net of taxes             -                  -            -           (45)
-------------------------------------------------- ---------------- ----------------- ------------- --------------
Net (loss)                                              $  (396)          $ (1,092)     $(1,282)     $ (1,758)
-------------------------------------------------- ---------------- ----------------- ------------- --------------
-------------------------------------------------- ---------------- ----------------- ------------- --------------

Basic and diluted (loss) per share:
Continuing operations                                    $ (.09)           $ (.26)       $ (.31)       $  (.41)
Discontinued operations                                       -                  -            -           (.01)
-------------------------------------------------- ---------------- ----------------- ------------- --------------
                                                         $ (.09)           $ (.26)       $ (.31)       $  (.42)
-------------------------------------------------- ---------------- ----------------- ------------- --------------
-------------------------------------------------- ---------------- ----------------- ------------- --------------

Weighted average shares:
Basic and diluted                                         4,185            4,140          4,189         4,144


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                                ----------------------------
                                                                                   9/28/03     9/29/02
                                                                                -------------- -------------
Cash flows from operating activities:
 Net (loss) from continuing operations                                           $ (1,282)     $ (1,713)
 Adjustments to reconcile net (loss) to net cash provided
   by operating activities:
    Depreciation and amortization                                                     625           650
    Deferred income taxes                                                              63          (217)
    Net non-cash stock compensation                                                    27             -
    Gain on sale of investment                                                           -         (155)
    Changes in operating assets and liabilities, excluding the effects of the
       purchase of MF Electronics                                                   1,557         1,863
------------------------------------------------------------------------------- -------------- -------------
Net cash provided by operating activities                                             990           428
------------------------------------------------------------------------------- -------------- -------------
Cash flows from investing activities:
 Purchase of certain MF Electronics' assets                                          (799)            -
 Capital expenditures                                                                (117)         (136)
 Collection of note receivables                                                        18           137
 Proceeds from sale of assets                                                          65           155
 Other, net                                                                            (8)           (8)
------------------------------------------------------------------------------- -------------- -------------
Net cash provided (used) by investing activities                                     (841)          148
------------------------------------------------------------------------------- -------------- -------------
Cash flows from financing activities:
 Payments on long-term debt                                                        (1,277)         (303)
 Purchases of common stock                                                            (60)          (57)
------------------------------------------------------------------------------- -------------- -------------
Net cash (used) by financing activities                                            (1,337)         (360)
------------------------------------------------------------------------------- -------------- -------------
Net cash (used) by discontinued operations                                              -           (45)

------------------------------------------------------------------------------- -------------- -------------
Net increase (decrease) in cash and cash equivalents                               (1,188)          171
Cash and cash equivalents:
Beginning of period                                                                 5,758          5,960
                                                                                -------------- -------------
End of period                                                                     $ 4,570       $  6,131
                                                                                -------------- -------------
                                                                                -------------- -------------


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


                                                                                   Three Months Ended
(in thousands, except per share amounts)                                         9/28/03         9/29/02
------------------------------------------------------------------------------- --------------- --------------
                                                                                         (unaudited)
Net (loss), as reported                                                         $   (396)       $ (1,092)
Deduct: Total stock-based employee compensation expense determined under
        the fair value based method for all awards, net of related tax benefit      (32)             (24)
                                                                                --------------- --------------
Pro forma net (loss)                                                            $   (428)       $ (1,116)
                                                                                =============== ==============

Basic and diluted (loss) per share, as reported                                 $    (.09)      $     (.26)
                                                                                =============== ==============
Basic and diluted (loss) per share, pro forma                                   $    (.10)      $     (.27)
                                                                                =============== ==============



                                                                                     Nine Months Ended
(in thousands, except per share amounts)                                          9/28/03         9/29/02
-------------------------------------------------------------------------------- --------------- --------------
                                                                                          (unaudited)
Net (loss), as reported                                                          $ (1,282)       $ (1,758)
Deduct: Total stock-based employee compensation expense determined under
        the fair value based method for all awards, net of related tax benefit        (95)            (71)
                                                                                 --------------- --------------
Pro forma net (loss)                                                             $ (1,377)       $ (1,829)
                                                                                 =============== ==============

Basic and diluted (loss) per share, as reported                                  $     (.31)     $     (.42)
                                                                                 =============== ==============
Basic and diluted (loss) per share, pro forma                                    $     (.33)     $     (.44)
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

The following table presents the allocation of the purchase price, including transaction costs of $50,000, to the assets acquired and liabilities assumed, based on their fair values:

    (in thousands)
    Accounts receivable                                    $      343
    Inventory                                                     125
    Machinery and equipment                                       516
    Trade accounts payable and accrued expenses                  (135)
                                                     ------------------
                                                           $     849
                                                     ==================

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




(in thousands, except for per share amounts)         Three Months Ended                 Nine Months Ended
                                                   9/28/03         9/29/02            9/28/03       9/29/02
                                                ---------------- -------------- ------------------ --------------
Net sales                                        $   2,190        $  3,161            $ 7,972       $10,725
Net (loss)                                            (396)         (1,241)            (1,694)       (1,780)
Basic and diluted (loss) per share                  $ (.09)         $ (.30)            $ (.40)       $ (.43)



4.       Comprehensive Income (Loss):

     During the three months and nine months ended September 28, 2003 and September 29, 2002, there were no differences between comprehensive (loss) and net (loss).


5.       Receivables, net:

        Receivables, net of allowances, consist of the following:
                 (in thousands)                                                     9/28/03    12/31/02
       ------------------------------------------------------------------------- ------------- -----------
                                                                                  (unaudited)

       Accounts receivable, less allowance for doubtful accounts of $74 and $200  $ 1,244       $    776
       Refundable income taxes                                                        680          1,375
       Other                                                                           24             24
                                                                                 ------------- -----------
                                                                                  $ 1,948        $ 2,175
                                                                                 ============= ===========



6.      Inventories, net:

        Inventories, net of reserves, consist of the following:
      (in thousands)                                                 9/28/03      12/31/02
      ------------------------------------------------------------ ------------- ------------
                                                                    (unaudited)

      Raw materials                                                 $     941      $ 1,560
      Work in process                                                     388          153
      Finished goods                                                      194          315
                                                                   ------------- -----------
                                                                   ------------- -----------
                                                                     $  1,523      $ 2,028
                                                                   ============= ===========

7.      Discontinued Operations:

     During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. subsidiary. As a result of the sale, the Company is performing environmental cleanup at the site. During the first quarter of 2002, the Company expensed $75,000 to increase the environmental expense accrual to reflect the revised estimate to complete the remediation. This after-tax expense of $45,000 is presented in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations". For the three months and nine months ended September 28, 2003, $3,000 and $19,000, respectively has been paid for the cleanup expenses. At September 28, 2003 accrued liabilities include $104,000 for future payments. These costs represent the Company's best estimate, but the ultimate costs will not be known until the remediation is complete.

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

9.      (Loss) Per Share:

     The computation of basic and diluted (loss) per share from continuing operations is computed using the weighted average number of common shares outstanding during the three months and nine months ended September 28, 2003 and September 29, 2002. During the three months and nine months ended September 28, 2003, 578,438 of common shares issuable under stock options have not been included in the computation of "Diluted (Loss) per Share". During the three months and nine months ended September 29, 2002, 314,438 of common shares issuable under stock options have not been included in the computation of "Diluted (Loss) per Share". These shares were not included because of the antidilutive effect of the options since the Company reported a loss from continuing operations in these periods.

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

     Income Taxes - The Company has recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes. The Company must estimate its income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future. Based on our assessment of the realization of these assets, the Company has recorded a valuation allowance of $833,000 at September 28, 2003. In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the deductibility of the disposal of scrap and worthless inventory, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable. In the event that actual results differ from these estimates in future periods, the Company may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.

Liquidity and Capital Resources

            Cash and cash equivalents decreased $1,188,000 during the nine months ended September 28, 2003. During this period, the Company's continuing operations provided cash of $990,000, investing activities used cash of $841,000 and financing activities used cash of $1,337,000.

         Cash provided from operations of $990,000 resulted mainly from the net loss of $1,282,000 adjusted for the non-cash effect of depreciation of $625,000 and the $1,557,000 reduction in working capital. The net reduction in working capital, excluding the effects of the acquisition of MF Electronics, was mainly due to a $629,000 decrease in inventory, a $615,000 net decrease in receivables and a $344,000 increase in accounts payable and accrued expenses. The 31% decrease in inventory was mainly due to orders being filled from existing inventory and a continuing control of inventory levels. The net reduction in receivables was mainly attributable to the cash receipt of a $1.4 million income tax refund.

         The Company acquired certain assets and assumed certain trade payables of MF Electronics Corp. for $799,000 in cash during the nine months ended September 28, 2003.

            During the nine months ended September 28, 2003 the Company used $1,277,000 of cash to pay-off the remaining balance on its term note and $60,000 to purchase and retire 22,300 shares of its common stock.

            While the Company is projecting a loss in 2003 based on the current conditions in the telecom market, management believes that based on its current working capital and the expected cash flows from operations, the Company's resources are sufficient to meet its financial needs in 2003 including a remaining capital expenditures budget of approximately $125,000.


Results of Operations

         For the quarter ended September 28, 2003, net sales from continuing operations increased $573,000 or 35% over the comparable quarter in 2002. The 2003 quarter includes $448,000 in sales from the MF Electronics product line acquired at the end of May. Excluding the effect of these sales, revenue increased approximately 8% over the 2002 quarter. For the nine months ended September 28, 2003, net sales increased $389,000 or 7% from the comparable period in 2002. The 2002 net sales amount includes sales cancellation charges of approximately $723,000 from two customers. Excluding the effect on net sales from these sales cancellation charges and the 2003 sales generated from the MF Electronics product line, year-to-date sales increased 8% over the 2002 period. The book-to-bill ratio during the nine months ended September 28, 2003 was slightly better than 1 versus 1.1 during the comparable period in 2002. The Company's backlog amounted to $1.7 million at September 28, 2003 compared to $1.1 million at December 31, 2002 and $1.9 million at September 29, 2002. Management believes that the market conditions for the Company's products, in particular those for the telecom market, are slowly starting to stabilize and in fact show modest growth. However, our near-term visibility continues to be poor and we continue to see customer orders for small quantities with near-term delivery dates. Management is not sure of the potential impact on its future operations from the current continuing telecom market uncertainties.

           The Company reported a $257,000 gross profit (12% of net sales) in the current quarter versus a $1,071,000 gross loss in the 2002 quarter. For the nine months September 28, 2003, the gross profit was $549,000 (9% of net sales) compared to a gross loss of $932,000 for the comparable period in 2002. Without the effect of the gross profit resulting from the sales cancellation charge in 2002, the Company would have reported a $1,149,000 gross loss on sales for the nine months ended September 29, 2002. During the quarter and nine months ended September 29, 2002, the Company recorded a $900,000 inventory provision for excess inventory and a $50,000 provision for employee severance expense. The MF Electronics product line generated approximately $190,000 and $278,000 in gross profit during the quarter and nine months ended September 28, 2003, respectively. During these periods, direct labor and raw material costs, as a percentage of sales, have decreased slightly from the 2002 periods manly due to changes in product mix and yield improvements. Overhead expenses have increased slightly over the 2002 periods mainly as a result of the expenses associated with the MF Electronics product line.

           During the quarter and nine months ended September 28, 2003, selling and advertising expenses decreased $102,000 and $96,000, respectively, from the comparable periods in 2002. The quarter and nine months ended September 29, 2002 included a $50,000 provision for employee severance expense. In addition, lower advertising and bad debt expenses amounting to $77,000 during the quarter ended and $118,000 during the nine months ended, partially offset by increased sales commission expense to outside manufacturers' representatives of $19,000 during the quarter ended and $47,000 during the nine months ended, contributed to the 2003 expense reductions.

         During the quarter and nine months ended September 28, 2003, general and administrative expenses increased $284,000 and $586,000, respectively, over the comparable 2002 periods. Increased personnel expenses, including the increased personnel costs associated with the MF Electronics product line acquired in late May 2003, were the main reason for the expense increases.

         During both the quarter and nine months ended September 28, 2003, the decreases in interest income were mainly due to lower average cash balances and lower interest rates during the current year. The decreases in interest expense from the 2002 amounts are mainly due to the Company paying-off the balance of its outstanding term-debt in the first quarter of 2003. During the nine months ended September 29, 2002, the Company received $155,000 in cash and reported this amount as a gain on sale of investment. This cash represented the Company's estimated share of the net escrow balance relating to the sale of the Company's common stock investment in Bergen Cable Technology, Inc. in 2000.

         The estimated effective federal and state income tax rate for 2003 is 33% compared to 40% in 2002. The difference in the rates is mainly due to the Company providing a valuation allowance for the full amount of the state income tax benefit in 2003 due to the uncertainty of realization.

         For the quarter ended September 28, 2003, the Company reported an operating loss of $595,000 compared to an operating loss of $1,741,000 in comparable quarter of 2002. The reduction in the 2003 operating loss from the 2002 operating loss was mainly due to the increases in sales and gross margin in 2003, offset in part by higher operating expenses. As a result, the Company reported a net loss from continuing operations of $396,000 during the quarter ended September 28, 2003 compared to a net loss of $1,092,000 in comparable 2002 period. For the nine months ended September 28, 2003, the Company reported an operating loss of $1,944,000 compared to an operating loss of $2,935,000 in comparable period of 2002. The reduction in the 2003 operating loss from the 2002 operating loss was mainly due to the increases in sales and gross margin in 2003, offset in part by higher operating expenses. Nonoperating income amounted to $28,000 during the nine months ended September 28, 2003 versus $172,000 in the comparable 2002 period. As a result, the Company reported a net loss from continuing operations of $1,282,000 during the nine months ended September 28, 2003 compared to a net loss of $1,713,000 in comparable 2002 period. Loss from discontinued operations during the nine months ended September 29, 2002 amounted to $45,000. In total, the Company reported a consolidated net loss of $1,282,000 during the nine months ended September 28, 2003 versus a consolidated net loss of $1,758,000 in the comparable period of 2002.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at September 28, 2003, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point decline in interest rates would result in an approximate $45,700 decrease in interest income.

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

   Changes in internal control.

        During the third quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b) Reports on Form 8-K

         On August 8, 2003, the Registrant filed a report on Form 8-K dated August 8, 2003 reporting under Item 7.(c) Exhibits and Item 12. Results of Operations and Financial Condition.

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


                                        Valpey-Fisher Corporation



Date:  November 7, 2003                 By /s/ Michael J. Ferrantino
                                        ----------------------------
                                        Michael J. Ferrantino,
                                        President and Chief Executive Officer


Date:  November 7, 2003                 By /s/ Michael J. Kroll
                                        -----------------------
                                        Michael J. Kroll
                                        Vice President, Treasurer and Chief
                                        Financial Officer