Form 10-K
period 2003-12-31
VALPEY FISHER CORP
filed 2004-03-12
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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


Registrant's telephone number, including area code: (508) 435-6831

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

Aggregate market value of voting stock held by non-affiliates: $5,780,242 (computed by reference to the last sales price of such common stock on June 30, 2003 as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 11, 2004:  4,214,315

Documents incorporated by reference:
  Annual Report to Stockholders for the year ended December 31, 2003:
    Parts I, II and IV
  Proxy Statement for the 2003 annual meeting of stockholders: Part III

                                     PART I

Item 1. Business
----------------

General

     Valpey-Fisher Corporation ("Valpey" or "Registrant") is incorporated under the laws of Maryland. As used herein the term "Company" refers to Valpey-Fisher and its subsidiaries.

     On May 28, 2003, pursuant to an Asset Purchase Agreement dated April 30, 2003, the Company purchased certain assets consisting primarily of inventories, machinery and equipment and the customer order backlog from MF Electronics Corp. ("MF"), a privately held company located in New Rochelle, NY. In addition, the Company acquired accounts receivable and assumed certain trade payables. MF designs and manufactures a wide range of frequency control products. The results of MF's operations have been included in the consolidated financial statements since the date of acquisition. During the week of June 30, 2003, the purchased assets and operations of MF were moved to the Company's facility located in Hopkinton, Massachusetts.

Financial Information about Industry Segments

     The Company operates in one business segment. Information about export sales is set forth in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report, which Note is incorporated by reference.

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

     Valpey provides a wide-frequency range of frequency control devices including standard and custom-designed product. Capabilities include:
     -- high-reliability, precision crystals and oscillators used in sophisticated industrial, military and aerospace applications.
     -- ultra-high frequency crystals used in crystal filters and oscillators for original equipment manufacturers ("OEMs") telecommunications and microwave applications.
     -- high-volume, low cost crystals and oscillators for consumer and commercial applications.

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

  Raw Materials
  -------------

     Quartz crystal bases, ceramic packages and integrated circuits ("ICs") are the principal raw materials and are available from a number of domestic and foreign suppliers.

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

     In recent years, OEMs have outsourced a significant amount of their manufacturing capability to EMS companies. As a result, this has tended to increase the concentration of sales to the EMS companies. Sales to Solectron Corporation, an EMS company, accounted for approximately 14%, 22%, and 15% of Valpey's net sales in 2003, 2002, and 2001, respectively. Sales to Valpey's five largest customers accounted for approximately 35% of its sales in 2003, compared to 46% in 2002 and 45% in 2001. Sales to EMS companies accounted for approximately 39% of Valpey's sales in 2003, compared to 43% in 2002, and 38% in 2001.

     Export sales amounted to approximately 34% of Valpey's sales in 2003, 27% in 2002 and 23% in 2001. Information about export sales is set forth in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference. Valpey's international sales are transacted in U. S. dollars.

  Backlog
  -------

     Valpey's backlog of firm orders was $1,816,000 at December 31, 2003 and $1,054,000 at December 31, 2002. Approximately 55% of the increase in backlog is due to of the acquisition of MF and the remaining increase is from the increase in demand for the Company's other products sold primarily to the information technology (IT) market. Valpey expects to ship the entire December 31, 2003 backlog during 2004.

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


  Manufacturing
  -------------

     Valpey's manufacturing facility is located in Hopkinton, Massachusetts. Valpey has been by ISO-9001 certified for the design and manufacture of crystals and crystal oscillators since 1997. During 2001, Valpey installed a semi-automatic production line in order to increase its internal manufacturing capacity for frequency control products and to improve on customer delivery demands.

     Valpey imports certain raw material and finished product from a supplier in Omsk, Russia. At December 31, 2003, Valpey had approximately $290,000 of its equipment being used by this supplier located in Russia.

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

     As a result of the sale of its Bergen Cable subsidiary in 1998, the Company is performing environmental clean up at that site. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference.

  Employees
  ---------

     At December 31, 2003, the Company employed 65 full-time employees. No employees of the Company are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

  Available Information
  ---------------------

     Valpey files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Valpey) file electronically with the SEC.

     Our Internet website address is www.valpeyfisher.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15 (d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on the Company's website is not incorporated by reference into this report.


Foreign and Domestic Operations and Export Sales

     Financial information about export sales is set forth in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference.

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

Executive Officers of the Registrant
------------------------------------

     The names, ages and offices of the executive officers of the Company are as follows:

       Name                                   Age                           Office

Ted Valpey, Jr.                               71              Chairman
Michael J. Ferrantino                         61              President and Chief Executive Officer
Michael J. Kroll                              55              Vice President, Treasurer and Chief Financial Officer


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

     Mr. Kroll has been Vice President and Treasurer of the Registrant since 1982 and was named Chief Financial Officer in May 2002.

                                     PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters
-------------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
----------------------------------------

     Valpey-Fisher common stock is listed and traded on the American Stock Exchange under the symbol VPF. The range of high and low prices each quarter for the past two years is shown below:


For the years ended December 31,                                              2003                         2002
====================================================================================================================================
                                                                                   High          Low           High          Low
====================================================================================================================================
             4th quarter                                                           $3.27       $2.83          $3.10          $2.40
------------------------------------------------------------------------------- ----------- -------------- ------------- -----------
             3rd quarter                                                            3.59        2.15           3.65           2.90
------------------------------------------------------------------------------- ----------- -------------- ------------- -----------
             2nd quarter                                                            3.75        2.30           7.19           3.20
------------------------------------------------------------------------------- ----------- -------------- ------------- -----------
             1st quarter                                                            2.75        2.40           6.09           3.10
====================================================================================================================================


    No dividend was paid in 2003 or 2002.

     The number of stockholders of record on February 27, 2004 was 789. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.


   Equity Compensation Plan Information

     The following table presents information as of December 31, 2003 regarding the number of shares of the Registrant's common stock that may be issued under the Registrant's equity compensation plans.



                                                                                                     Number of securities
                                                                                                     remaining available for
                                                                                                     future issuance under equity
                                   Number of securities to be       Weighted-average exercise        compensation plans (excluding
                                   issued upon exercise of          price of outstanding options,    securities reflected in the
                                   outstanding options, warrants    warrants and rights              first column)
     Plan Category                 and rights
---------------------------------- -------------------------------- -------------------------------- -------------------------------
---------------------------------- -------------------------------- -------------------------------- -------------------------------

Equity compensation plans
approved by security holders (1)          578,438                        $3.41                             293,166

Equity compensation plans not
approved by security holders (2)            -0-                           -0-                                -0-



(1)  Includes the 2003, 2001, 1999 and 1992 Stock Option Plans.

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

     The Company made no repurchases of its common stock in the fourth quarter of 2003.

Item 6.  Selected Financial Data
--------------------------------


------------------------------------------------------------------------------------------------
Years Ended December 31,                           2003     2002      2001     2000      1999
================================================================================================
                                                        (in thousands, except per share data)
================================================================================================
  Continuing operations:
-----------------------------------------------------------------------------------------------
      Net sales                                  $8,496   $7,294   $16,897   $26,408   $14,026
-----------------------------------------------------------------------------------------------
      Gross profit (loss)                           883   (1,346)    2,287     7,861     3,332
-----------------------------------------------------------------------------------------------
      Earnings (loss) before income taxes        (2,423)  (3,988)    4,294     5,019       226
-----------------------------------------------------------------------------------------------
      Income (taxes) benefit                       1,023   1,198    (1,543)   (1,950)     ( 68)
-----------------------------------------------------------------------------------------------
      Earnings (loss)                            (1,400)   (2,790)    2,751     3,069      158
-----------------------------------------------------------------------------------------------
Discontinued operations- net of income
-----------------------------------------------------------------------------------------------
     tax expense (benefit)                            -      (99)        -       (90)      809
===============================================================================================
Net earnings (loss)                            $(1,400)  $(2,889)   $2,751    $2,979      $967
===============================================================================================

Basic earnings (loss) per share: (1)
-----------------------------------------------------------------------------------------------
      Continuing operations                      $(.33)    $(.67)     $.66      $.75      $.04
-----------------------------------------------------------------------------------------------
      Discontinued operations                         -     (.02)        -      (.02)      .20
===============================================================================================
                                                 $(.33)    $(.69)     $.66      $.73      $.24
===============================================================================================
Diluted earnings (loss) per share: (1)
-----------------------------------------------------------------------------------------------
      Continuing operations                      $(.33)    $(.67)     $.64      $.70      $.04
-----------------------------------------------------------------------------------------------
  Discontinued operations                             -     (.02)        -      (.02)      .20
===============================================================================================
                                                 $(.33)    $(.69)     $.64      $.68      $.24
===============================================================================================
Cash dividends per share (1)                         $-       $-        $-      $.13        $-
===============================================================================================
Total assets, end of year                      $12,744   $15,151   $18,841   $19,654   $16,352
===============================================================================================
Long-term debt, end of year                          $-       $-    $1,277        $-        $-
===============================================================================================

(1) Amounts reflect the 3 for 2 stock split distributed on November 27, 2000.


Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

     Income Taxes - The Company has recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes. The Company must estimate its income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future. Based on our assessment of the realization of these assets, the Company has recorded a valuation allowance of $704,000 at December 31, 2003. In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, realizability of refundable income taxes, the deductibility of the disposal of scrap and worthless inventory, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable. In the event that actual results differ from these estimates in future periods, the Company may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.

Financial Condition and Liquidity

     Cash and cash equivalents amounted to $4,209,000 at December 31, 2003, a decrease of $1,549,000 from the December 31, 2002 level. During 2003, the Company's continuing operations provided cash of $642,000, investing activities used cash of $854,000 and financing activities used cash of $1,337,000.

     Cash provided from operations of $642,000 resulted mainly from the net loss of $1,400,000 adjusted for the non-cash effect of depreciation and deferred income taxes of $1,120,000 and an $886,000 reduction in working capital, excluding the effects of the acquisition of MF Electronics Corp.(MF). This net reduction in working capital, excluding the effects of the acquisition of MF, was mainly due to a $582,000 decrease in inventory, a $136,000 increase in accounts payable and an $88,000 decrease in refundable income taxes. The 29% reduction in inventory was mainly due to orders being filled from existing inventory and a continuing control of inventory levels. The increase in accounts payable is mainly due to the increased business level.

     During 2003, the Company acquired certain assets and assumed certain trade payables of MF for $799,000 in cash. Capital expenditures amounted to $154,000 in 2003. The Company `s budget for 2004 capital expenditures is approximately $250,000.

     The Company used $1,277,000 of cash in 2003 to pay-off the remaining balance on its term note with a bank. During 2003, the Company used $59,000 of cash to purchase and retire 22,300 shares of its common stock.

     While the Company is projecting a loss in 2004 based on the current conditions in the telecom market, management believes that based on its current working capital and the expected cash flows from operations, the Company's resources are sufficient to meet its financial needs and to fund the capital expenditures for the projected levels of business in 2004.

Results of Operations - 2003 versus 2002

     Net sales from continuing operations increased $1,202,000 or 16% over 2002. The sales increase is mainly due to the sales from the MF product line acquired at the end of May 2003. The 2002 net sales amount includes sales cancellation charges of approximately $723,000 from two customers. Excluding the effect on net sales from these sales cancellation charges and the 2003 sales generated from the MF product line, sales increased 10% over 2002. The book-to-bill ratio for 2003 was 1.05 versus .95 in 2002. The Company's backlog amounted to $1.8 million at December 31, 2003 compared to $1.1 million at December 31, 2002. Capital spending in the telecom market, the largest market for our products, continued to decline until the fourth quarter of 2003 when we saw a slight increase in order activity. During 2003, the Company saw increased order activity in the IT markets (servers, switches and storage) and military avionics. At this time, we are not sure of the potential impact on the Company's future operations from the current continuing telecom market uncertainties and our industry's over capacity issues.

     The Company reported an $883,000 gross profit in 2003 compared to a $1,346,000 gross loss in 2002. The main reasons for the improvement in the 2003 gross profit were a reduction in the provision for excess and obsolete inventory of $868,000, a $348,000 decrease in overhead expenses mainly due to reductions in personnel expense and operating supplies compared to 2002 and the $557,000 of gross profit generated by the MF sales in 2003. Raw material costs, as a percentage of sales, decreased about 6% from 2002 mainly as a result of product mix changes and 2003 direct labor remained fairly consistent as a percentage of sales with 2002.

     Selling and advertising expenses decreased $50,000 (3%) from 2002. Reductions in advertising and promotional expenses ($118,000) and bad debt expense ($37,000) partially offset by higher sales commission expense of $62,000 to the Company's outside manufacturers' representatives were the main reasons for the expense decrease.

     General and administrative expenses increased $537,000 (38%) over 2002. Increased personnel expenses mainly due to the hiring of a new president in the fourth quarter of 2002 and approximately $160,000 of personnel expenses associated with the acquisition of the MF product line, were the primary reasons for this higher expense.

     The decrease in interest income of $59,000 from 2002 was mainly due to lower average cash balances and lower interest rates during the current year. The $70,000 decrease in interest expense from the 2002 amount is mainly due to the Company paying-off the balance of its outstanding term-debt in the first quarter of 2003. During 2002, the Company received $187,000 in cash as the final proceeds from the sales of a former subsidiary in 2000 and the related real estate in 2001 and recorded a total pre-tax gain of $187,000 on these sales.

     The combined federal and state effective income tax rate for 2003 is 42% compared to 30% in 2002. The difference in the rates is mainly due to the recording of an income tax valuation allowance for certain deferred tax assets in 2002. During both years, a valuation allowance has been recorded for the full amount of the state income tax benefit due to the uncertainty of realization.

     Based on the increases in sales and gross profit over 2002, offset in part by the higher operating expenses in 2003, the Company reported an operating loss of $2,460,000 in 2003 compared to an operating loss of $4,201,000 in 2002. Nonoperating income amounted to $37,000 during 2003 versus $213,000 in 2002. As a result, the Company reported a pre-tax loss from continuing operations of $2,423,000 during 2003 compared to a pre-tax loss of $3,988,000 in 2002. The loss from continuing operations amounted to $1,400,000 in 2003 versus $2,790,000 in 2002. Discontinued operations, net of the income tax benefit, reported a loss of $99,000 in 2002. In total, the Company reported a consolidated net loss of $1,400,000 in 2003 versus a consolidated net loss of $2,889,000 in 2002.


Results of Operations - 2002 versus 2001
----------------------------------------

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

Off-Balance Sheet Arrangements

     We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

     During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory and production supplies based on our projected requirements. At December 31, 2003, the Company has outstanding purchase commitments totaling approximately $565,000, all of which are expected to be fulfilled in 2004. At December 31, 2003, the Company did not have any contractual obligations for capital leases, operating leases or long-term debt.

Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, but not limited to: the Company's ability to achieve profitability, the current production over-capacity within the suppliers of frequency control devices, the ability to develop, market and manufacture new innovative products competitively, the fluctuations in product demand of the telecommunications industry, the ability of the Company and its suppliers to produce and deliver materials and products competitively, and the ability to limit the amount of the negative effect on operating results caused by pricing pressure.

Recent accounting pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this SFAS effective January 1, 2003. The adoption of this statement had no material effect on the Company's financial position, results of operations and cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, is effective for exit activities initiated after December 31, 2002, and requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Previous accounting guidance recognized a liability for an exit cost at the date of a commitment to an exit plan. The Company adopted this SFAS effective January 1, 2003. The adoption of this statement had no material effect on the Company's financial position, results of operations and cash flows.

     In November 2002, the FASB issued interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation expands on the accounting guidance of SFAS Nos. 5, 57, and 107 and incorporates without change the provisions of FASB FIN 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letter of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The Company adopted this FIN effective January 1, 2003. The adoption of this statement had no material effect on the Company's financial position, results of operations and cash flows.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. Under the interpretation, certain entities known as "Variable Interest Entities" (VIE) must be consolidated by the primary beneficiary of an entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004 may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The adoption of this FIN in January 2003 had no material effect on the Company's financial position, results of operations and cash flows and the Company does not expect the adoption of the Revised Interpretations to have a material effect on the Company's financial position, results of operations and cash flows.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company's financial position, results of operations and cash flows.



Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

     The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at December 31, 2003, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point decline in interest rates would result in an approximate $42,100 decrease in interest income.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


Valpey-Fisher Corporation
Consolidated Balance Sheets

December 31,                                                                             2003         2002
===========================================================================================================
Assets
Current assets:
-----------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                       $4,209,355   $5,758,055
-----------------------------------------------------------------------------------------------------------
   Receivables, net                                                                 2,466,715    2,175,369
-----------------------------------------------------------------------------------------------------------
   Inventories                                                                      1,570,973    2,027,886
-----------------------------------------------------------------------------------------------------------
   Deferred income taxes and other current assets                                     674,932    1,109,408
===========================================================================================================
   Total current assets                                                             8,921,975   11,070,718
===========================================================================================================
Property, plant and equipment, at cost:
-----------------------------------------------------------------------------------------------------------
   Land and improvements                                                              226,505      255,205
-----------------------------------------------------------------------------------------------------------
   Buildings and improvements                                                       2,030,558    1,996,354
-----------------------------------------------------------------------------------------------------------
   Machinery and equipment                                                          8,495,386    7,913,557
===========================================================================================================
                                                                                   10,752,449   10,165,116
-----------------------------------------------------------------------------------------------------------
   Less accumulated depreciation                                                    7,064,497    6,231,296
-----------------------------------------------------------------------------------------------------------
                                                                                    3,687,952    3,933,820
===========================================================================================================
Other assets                                                                          134,565      146,029
===========================================================================================================
                                                                                  $12,744,492  $15,150,567
===========================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
-----------------------------------------------------------------------------------------------------------
   Current portion of long-term debt                                              $         -   $1,277,402
-----------------------------------------------------------------------------------------------------------
   Accounts payable                                                                   539,936      269,375
-----------------------------------------------------------------------------------------------------------
   Accrued liabilities                                                                900,275      817,931
===========================================================================================================
   Total current liabilities                                                        1,440,211    2,364,708
===========================================================================================================
Deferred income taxes                                                                 646,231      704,145
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                               -            -
-----------------------------------------------------------------------------------------------------------
Stockholders' equity:
-----------------------------------------------------------------------------------------------------------
   Preferred stock, $1.00 par value-Authorized 1,000,000 shares; issued, none               -            -
-----------------------------------------------------------------------------------------------------------
   Common stock, $.05 par value-Authorized 10,000,000 shares;
         issued and outstanding: 4,184,815 and 4,207,115 shares                       209,241      210,356
-----------------------------------------------------------------------------------------------------------
   Capital surplus                                                                  4,998,453    5,079,416
-----------------------------------------------------------------------------------------------------------
   Retained earnings                                                                5,667,356    7,067,442
-----------------------------------------------------------------------------------------------------------
   Less unearned compensation                                                        (217,000)    (275,500)
===========================================================================================================
   Total stockholders' equity                                                      10,658,050   12,081,714
===========================================================================================================
                                                                                  $12,744,492  $15,150,567
===========================================================================================================

See notes to consolidated financial statements.



Valpey-Fisher Corporation
Consolidated Statements of Operations

For the Years Ended December 31,                                       2003           2002           2001
===========================================================================================================
Net sales                                                       $8,495,770     $7,294,214    $16,897,138
----------------------------------------------------------------------------------------------------------
Cost of sales                                                    7,613,197      8,640,336     14,609,911
==========================================================================================================
   Gross profit (loss)                                             882,573     (1,346,122)     2,287,227
==========================================================================================================
Selling and advertising expenses                                 1,406,007      1,456,295      2,365,802
----------------------------------------------------------------------------------------------------------
General and administrative expenses                              1,936,248      1,398,775      1,379,880
==========================================================================================================
                                                                 3,342,255      2,855,070      3,745,682
==========================================================================================================
   Operating (loss)                                             (2,459,682)    (4,201,192)    (1,458,455)
----------------------------------------------------------------------------------------------------------
Other income (expense):
----------------------------------------------------------------------------------------------------------
   Interest income                                                  48,537        107,571         67,760
----------------------------------------------------------------------------------------------------------
   Interest expense                                                (11,941)       (81,522)       (94,511)
----------------------------------------------------------------------------------------------------------
   Gains on sales of marketable equity securities and assets             -        187,406      5,670,873
----------------------------------------------------------------------------------------------------------
   Dividend income                                                       -              -        108,681
==========================================================================================================
                                                                    36,596        213,455      5,752,803
==========================================================================================================
Earnings (loss) from continuing operations before income
 taxes                                                          (2,423,086)    (3,987,737)     4,294,348
----------------------------------------------------------------------------------------------------------
Income tax benefit (expense)                                     1,023,000      1,198,000     (1,543,000)
==========================================================================================================
Earnings (loss) from continuing operations                      (1,400,086)    (2,789,737)     2,751,348
----------------------------------------------------------------------------------------------------------
(Loss) from discontinued operations                                      -        (99,000)             -
==========================================================================================================
Net earnings (loss)                                            $(1,400,086)   $(2,888,737)    $2,751,348
==========================================================================================================

Basic earnings (loss) per share:
----------------------------------------------------------------------------------------------------------
    Continuing operations                                            $(.33)         $(.67)          $.66
----------------------------------------------------------------------------------------------------------
    Discontinued operations                                            .00           (.02)           .00
==========================================================================================================
                                                                     $(.33)         $(.69)          $.66
==========================================================================================================

Diluted earnings (loss) per share:
----------------------------------------------------------------------------------------------------------
   Continuing operations                                             $(.33)         $(.67)          $.64
----------------------------------------------------------------------------------------------------------
   Discontinued operations                                             .00           (.02)           .00
==========================================================================================================
                                                                     $(.33)         $(.69)          $.64
==========================================================================================================
See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Cash Flows


For the Years Ended December 31,                                   2003         2002         2001
====================================================================================================
Cash Flows from Operating Activities:
   Earnings (loss) from continuing operations               $(1,400,086) $(2,789,737)  $2,751,348
   Adjustments to reconcile earnings (loss) from
    continuing operations to net cash provided (used)
    by operating activities:
      Depreciation and amortization                             833,201      848,342      700,915
      Changes in deferred income taxes                          287,000      254,516     (491,000)
      Gains on sales of marketable equity securities and
       assets                                                         -     (187,406)  (5,670,873)
      Non-cash restricted stock compensation, net of taxes       35,500      125,400            -
   Changes in assets and liabilities, excluding the
       effects of the purchase of MF Electronics:
      Receivables, net                                          (41,373)   1,054,145    2,340,924
      Inventories                                               581,913    2,441,429    1,943,958
      Other current assets                                       36,460       54,622      (71,313)
      Accounts payable and accrued liabilities                  179,842     (340,755)  (2,942,710)
      Income taxes, net                                         129,385   (1,096,976)    (137,065)
====================================================================================================
   Net cash provided (used) by operating activities             641,842      363,580   (1,575,816)
====================================================================================================
Cash Flows from Investing Activities:
   Capital expenditures                                        (153,863)    (254,987)  (2,176,310)
   Purchase of MF Electronics                                  (798,762)           -            -
   Collection of notes receivable                                24,178      141,729      228,498
   Proceeds from sales of assets                                 82,450      187,406    6,134,257
   Other, net                                                    (8,065)      (8,065)      (8,065)
====================================================================================================
   Net cash provided (used) by investing activities            (854,062)      66,083    4,178,380
====================================================================================================
Cash Flows from Financing Activities:
   Payments on long-term debt                                (1,277,402)    (403,389)    (319,209)
   Purchases of common stock                                    (59,078)    (133,974)     (31,602)
   Proceeds from long-term debt                                       -            -    2,000,000
   Stock options exercised and other                                  -        5,000       81,376
====================================================================================================
   Net cash provided (used) by financing activities          (1,336,480)    (532,363)   1,730,565
====================================================================================================
Cash (Used) by Discontinued Operations                                -      (99,000)           -
====================================================================================================
Net Increase (Decrease) in Cash and Cash Equivalents         (1,548,700)    (201,700)   4,333,129

Cash and Cash Equivalents at beginning of year                5,758,055    5,959,755    1,626,626
====================================================================================================
Cash and Cash Equivalents at end of year                     $4,209,355   $5,758,055   $5,959,755
====================================================================================================
Supplemental Disclosures of Cash Flow Information
   Cash paid during the year by continuing operations for:
      Interest                                                  $11,941      $81,522      $94,511
      Income taxes                                                   $-           $-   $2,281,262


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

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Stockholders' Equity

                                                                                                         Accumulated
                                                                                                         Other
                                              Common      Stock       Capital    Retained    Unearned    Comprehensive
                                              Shares      Amount      Surplus    Earnings    CompensationIncome (Loss)
========================================================================================================================
Balance, January 1, 2001                        4,131,015    $206,550 $4,761,522  $7,204,831          $-     $1,686,396
------------------------------------------------------------------------------------------------------------------------
Net earnings                                            -           -          -   2,751,348           -              -
------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                          31,500       1,576     79,800           -           -              -
------------------------------------------------------------------------------------------------------------------------
Purchases and retirement of
   common stock                                   (10,000)       (500)   (31,102)          -           -              -
------------------------------------------------------------------------------------------------------------------------
Reclassification adjustment for realized gain
 included in net earnings                               -           -          -           -           -     (1,686,396)
========================================================================================================================
Balance, December 31, 2001                      4,152,515     207,626  4,810,220   9,956,179           -              -
------------------------------------------------------------------------------------------------------------------------
Net (loss)                                              -           -          -  (2,888,737)          -
------------------------------------------------------------------------------------------------------------------------
Issuance of restricted stock                      100,000       5,000    290,000           -    (290,000)             -
------------------------------------------------------------------------------------------------------------------------
Purchases and retirement of
   common stock                                   (45,400)     (2,270)  (131,704)          -           -              -
------------------------------------------------------------------------------------------------------------------------
Amortization of restricted stock grant                  -           -          -           -      14,500              -
------------------------------------------------------------------------------------------------------------------------
Tax benefit of restricted stock grant                   -           -    110,900           -           -              -
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                      4,207,115     210,356  5,079,416   7,067,442    (275,500)             -
------------------------------------------------------------------------------------------------------------------------
Net (loss)                                              -           -          -  (1,400,086)          -              -
------------------------------------------------------------------------------------------------------------------------
Purchases and retirement of
   common stock                                   (22,300)     (1,115)   (57,963)          -           -              -
------------------------------------------------------------------------------------------------------------------------
Amortization of restricted stock grant                  -           -          -           -      58,500              -
------------------------------------------------------------------------------------------------------------------------
Tax effect of restricted stock grant                    -           -    (23,000)          -           -              -
========================================================================================================================
Balance, December 31, 2003                      4,184,815    $209,241 $4,998,453  $5,667,356   $(217,000)            $-
========================================================================================================================

See notes to consolidated financial statements.



Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31,                                                   2003             2002            2001
---------------------------------------------------------------------------- ----------------- --------------- ----------------

Net earnings (loss)                                                           $(1,400,086)     $(2,888,737)     $ 2,751,348
---------------------------------------------------------------------------- ---------------- ----------------  ---------------
Other comprehensive income (loss), before tax:
---------------------------------------------------------------------------- ---------------- ----------------  ---------------
    Less reclassification adjustment for realized gain included in net
      earnings, net of income tax expense of $575,000                                      -                -    (1,686,396)
---------------------------------------------------------------------------- ---------------- ----------------  ---------------

---------------------------------------------------------------------------- ---------------- ----------------  ---------------
Other comprehensive (loss), net of tax                                                     -                -    (1,686,396)
---------------------------------------------------------------------------- ---------------- ----------------  ---------------
Comprehensive income (loss)                                                   $(1,400,086)     $(2,888,737)     $ 1,064,952
---------------------------------------------------------------------------- ---------------- ----------------  ---------------

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements

(1) Description of Business - Valpey-Fisher Corporation (the Company), a Maryland corporation, is involved in the design, production, import, and sale of quartz crystals and oscillators marketed primarily to customers operating in the telecommunications industry and the design, production and sale of ultrasonic transducer devices.

(2) Summary of Significant Accounting Policies:
Principles of consolidation - The accompanying consolidated financial statements include the accounts of Valpey-Fisher Corporation and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.
     Use of estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include reserves for accounts receivable and inventory, useful lives of property, plant and equipment, accrued liabilities, and deferred income taxes. Actual results could differ from those estimates.
     Fair value of financial instruments - The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.
     Cash equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. At December 31, 2003, the majority of the Company's cash and cash equivalents balance were in excess of the applicable insurance limits.
     Inventories - Inventories are stated at the lower of cost or market and are determined by the first-in, first out method (FIFO).
     Property, plant and equipment - The Company uses the straight-line method of providing for depreciation and amortization of property, plant and equipment for financial reporting purposes and accelerated methods for tax purposes. The estimated lives used to compute depreciation and amortization are as follows: land improvements - 10 years, building and improvements - 15 to 40 years and machinery and equipment - 3 to 10 years.
     Revenue recognition - Revenue is recognized when an agreement of sale exists, product delivery has occurred and title passes, pricing is fixed or determinable, and collection is reasonably assured.
     Income taxes - The Company computes deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The tax effect of the differences between compensation expense for financial statement and income tax purposes is charged or credited to capital surplus.
     Earnings (loss) per share - Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the diluted weighted average shares outstanding. Diluted weighted average shares includes the weighted average number of common shares outstanding and the weighted average number of common shares that would have been outstanding if potentially dilutive common shares relating to stock options had been issued using the treasury stock method.
     Stock compensation plans - The Company applies the intrinsic value method, Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The Company provides the disclosure requirements of Statement of Financial Accounting Standards (SFAS) Nos. 123 and 148, "Accounting for Stock-Based Compensation," and related interpretations and amendments.

Valpey-Fisher Corporation
Notes Continued


     The Company adopted the disclosure-only option under SFAS No.123 "Accounting for Stock-Based Compensation." The following table illustrates the effect on net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based compensation.

                                                 For the Year Ended December 31,

                                                  2003          2002         2001
                                      ---------------------------------------------
  Net earnings (loss), as reported          $(1,400,086)  $(2,888,737)  $2,751,348
-----------------------------------------------------------------------------------
  Deduct: Total stock-based employee
   compensation
   expense determined under the fair
    value based method
   for all awards, net of related tax
    effects                                    (111,809)     (123,442)     (72,518)
-----------------------------------------------------------------------------------
 Pro forma net earnings (loss)              $(1,511,895)  $(3,012,179)  $2,678,830
-----------------------------------------------------------------------------------


  Basic net earnings (loss) per share,
   as reported                                    $(.33)        $(.69)        $.66
-----------------------------------------------------------------------------------
  Basic net earnings (loss) per share,
   pro forma                                      $(.36)        $(.72)        $.65
-----------------------------------------------------------------------------------

  Diluted net earnings (loss) per
   share, as reported                             $(.33)        $(.69)        $.64
-----------------------------------------------------------------------------------
  Diluted net earnings (loss) per
   share, pro forma                               $(.36)        $(.72)        $.63
-----------------------------------------------------------------------------------


     For purposes of the above pro forma disclosures, the estimated fair value of the options is amortized to expense over the five-year vesting period of the options. The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-assumptions:


                                                                 For the Year Ended
                                                                  December 31,
                                                     =================================
                                                           2003      2002        2001
                                                     =================================

         Expected dividend yield                              0%        0%          0%
--------------------------------------------------------------------------------------
         Risk-free interest rate                            3.3%      3.4%        5.1%
--------------------------------------------------------------------------------------
         Expected life options in years                       7         7           7
--------------------------------------------------------------------------------------
         Assumed volatility                                  59%       61%         55%
--------------------------------------------------------------------------------------
         Estimated fair value per share at date of grant  $1.60     $1.79       $2.60
--------------------------------------------------------------------------------------

     Comprehensive income (loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31, 2003 and 2002, the Company had no items of other comprehensive income (loss). For the year ended December 31, 2001, the only component of other comprehensive income (loss) for the Company was unrealized holding gains (losses) on available for sale marketable equity securities.

     Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

     Recent accounting pronouncements - In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this SFAS effective January 1, 2003. The adoption of this statement had no material effect on the Company's financial position, results of operations and cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, is effective for exit activities initiated after December 31, 2002, and requires that the liability for

Valpey-Fisher Corporation
Notes Continued

costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Previous accounting guidance recognized a liability for an exit cost at the date of a commitment to an exit plan. The Company adopted this SFAS effective January 1, 2003. The adoption of this statement had no material effect on the Company's financial position, results of operations and cash flows.

     In November 2002, the FASB issued interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation expands on the accounting guidance of SFAS Nos. 5, 57, and 107 and incorporates without change the provisions of FASB FIN 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letter of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The Company adopted this FIN effective January 1, 2003. The adoption of this statement had no material effect on the Company's financial position, results of operations and cash flows.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. Under the interpretation, certain entities known as "Variable Interest Entities" (VIE) must be consolidated by the primary beneficiary of an entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004 may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The adoption of this FIN in January 2003 had no material effect on the Company's financial position, results of operations and cash flows and the Company does not expect the adoption of the Revised Interpretations to have a material effect on the Company's financial position, results of operations and cash flows.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company's financial position, results of operations and cash flows.

Acquisition:

     On May 28, 2003, pursuant to an Asset Purchase Agreement dated April 30, 2003, the Company purchased certain assets consisting primarily of inventories, machinery and equipment and the customer order backlog from MF Electronics Corp. ("MF"), a privately held company located in New Rochelle, NY. MF designs and manufactures a wide range of frequency control products. In addition, the Company acquired for cash the net of the May 28, 2003 MF's accounts receivable less trade accounts payable. The total purchase price was $798,762 in cash. The results of MF's operations have been included in the consolidated financial statements since the date of acquisition. During the week of June 30, 2003, the purchased assets and operations of MF were moved to the Company's facility located in Hopkinton, Massachusetts.

Valpey-Fisher Corporation
Notes Continued

     The following table presents the allocation of the purchase price, including transaction costs of $50,000, to the assets acquired and liabilities assumed, based on their fair values:


          (in thousands)
          Accounts receivable                                   $      343
          Inventory                                                    125
          Machinery and equipment                                      516
          Trade accounts payable and accrued expenses                 (135)
                                                                -----------
                                                                $      849
                                                                ===========


     The following unaudited pro forma financial information presents the results of the Company as if the acquisition of MF was completed January 1, 2001. This pro forma financial information is presented for informational purposes and is not necessarily indicative of the Company's operating results if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any anticipated cost savings or operating efficiencies that the Company believes are achievable.


 (in thousands, except for per share      For the Year ended December 31,
  amounts)
------------------------------------------------------------------------------
                                                 2003        2002        2001
------------------------------------------------------------------------------
Net sales                                     $10,387     $13,767     $26,980
Net earnings (loss)                           $(1,762)    $(3,341)     $4,001
Basic earnings (loss) per share                 $(.42)      $(.80)       $.97
Diluted earnings (loss) per share               $(.42)      $(.80)       $.94


(4) Gains on Sales of Marketable Equity Securities and Assets:

     As part of the proceeds from the sale of its Bergen Cable Technologies, Inc. subsidiary, ("BCT") in 1998 (see Note 5), the Company received a 10% stock and membership interest in the acquiring entities, Bergen Cable Technology, Inc. ("BCTI") and Bergen Real Estate L.L.C. ("BRE"). In the second quarter of 2001, the real estate owned by BRE was sold and the Company received $182,700 in cash after estimated expenses for its ownership share in this company and recorded a pre-tax gain of $151,700 on the sale. In the fourth quarter of 2002, the Company received $32,400 in cash as its ownership share of the note receivable related to the sale and recorded a pre-tax gain of $32,400 on the sale. The Company had deferred any gain on its share of the note receivable pending collection of the note.

     In 2002, the Company received $155,000 in cash representing its share of the net escrow balance from the sale of its common stock investment in BCTI in 2000 and reported this amount as a gain on the sale of assets.

     In 2001, the Company sold its investment in marketable equity securities which consisted of MetroWest Bank common stock for $5,951,600 in cash. The Company recorded a pre-tax gain of $5,519,200 on the sale. The Company had valued these securities under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and had classified these securities as "available for sale". At December 31, 2000, this investment had a net unrealized gain of $1,686,396 included in "Accumulated Other Comprehensive Income".

Valpey-Fisher Corporation
Notes Continued

(5) Discontinued Operations:

     In 1998, the Company sold all the assets of BCT (see Note 4). As a result of this sale, the Company was required to perform environmental cleanup at the BCT site. During 2002, the Company expensed $150,000 to increase the environmental expense accrual to reflect the revised estimate to complete the remediation. This after-tax expense of $99,000 is presented in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations". As of December 31, 2003, a total of $950,000 has been expensed for the cleanup and $74,000 (see Note 10) is accrued for future payments. These costs represent the Company's best estimate, but the ultimate costs will not be known until the remediation is complete.


(6) Receivables, net: Receivables, net of allowances, consist of the following:

                                                                                     2003          2002
-----------------------------------------------------------------------------------------------------------
Accounts receivable, less allowance for doubtful accounts of $80,000 and
 $200,000                                                                          $1,160,364     $776,369
-----------------------------------------------------------------------------------------------------------
Refundable income taxes                                                             1,287,000    1,375,000
-----------------------------------------------------------------------------------------------------------
Amount due from the sale of assets                                                     19,351       24,000
===========================================================================================================
                                                                                   $2,466,715   $2,175,369
===========================================================================================================

(7) Inventories, net: Inventories, net of reserves, consist of the following:            2003         2002
-----------------------------------------------------------------------------------------------------------
Raw materials                                                                      $1,110,035   $1,560,364
-----------------------------------------------------------------------------------------------------------
Work in process                                                                       274,583      152,932
-----------------------------------------------------------------------------------------------------------
Finished goods                                                                        186,355      314,590
===========================================================================================================
                                                                                   $1,570,973   $2,027,886
===========================================================================================================


(8) Income Taxes: The components of the provision (benefit) for income taxes are as follows:


                                                                             2003         2002         2001
------------------------------------------------------------------------------------------------------------
Current:
------------------------------------------------------------------------------------------------------------
     Federal (excluding $(51,000) income tax (benefit) from
      discontinued
        operations in 2002)                                          $ (1,287,000) $(1,324,000) $ 1,726,000
------------------------------------------------------------------------------------------------------------
     State                                                                      -            -      308,000
------------------------------------------------------------------------------------------------------------
                                                                       (1,287,000)  (1,324,000)   2,034,000
============================================================================================================
Deferred:
------------------------------------------------------------------------------------------------------------
     Federal                                                              418,000      (31,000)    (388,000)
------------------------------------------------------------------------------------------------------------
     State                                                               (227,000)    (474,000)    (103,000)
------------------------------------------------------------------------------------------------------------
                                                                          191,000     (505,000)    (491,000)
------------------------------------------------------------------------------------------------------------
Valuation allowance                                                        73,000      631,000            -
============================================================================================================
     Total                                                           $ (1,023,000) $(1,198,000)  $1,543,000
============================================================================================================


The total income tax provision (benefit) differs from that computed by applying the federal income tax rate to income before income taxes. The reasons for the difference are as follows:


                                                                            2003        2002        2001
---------------------------------------------------------------------------------------------------------
Income taxes at statutory rates                                        $(823,850)$(1,355,800) $1,460,100
---------------------------------------------------------------------------------------------------------
State income tax, net of federal tax benefit                            (276,600)   (241,400)    135,300
---------------------------------------------------------------------------------------------------------
Change in valuation allowance                                             73,000     631,000           -
---------------------------------------------------------------------------------------------------------
Reversal of accruals                                                           -    (235,000)          -
---------------------------------------------------------------------------------------------------------
Other, net including dividend exclusion                                    4,450       3,200     (52,400)
---------------------------------------------------------------------------------------------------------
                                                                     $(1,023,000)$(1,198,000) $1,543,000
=========================================================================================================


Valpey-Fisher Corporation
Notes Continued

     The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:


                                                                                         2003         2002
-----------------------------------------------------------------------------------------------------------
Deferred tax assets:
-----------------------------------------------------------------------------------------------------------
     Inventory valuation                                                             $662,000   $1,305,700
-----------------------------------------------------------------------------------------------------------
     Accruals and allowances                                                           69,200      123,300
-----------------------------------------------------------------------------------------------------------
     State tax loss carryforward                                                      619,000      246,000
-----------------------------------------------------------------------------------------------------------
     Valuation allowance                                                             (704,000)    (631,000)
===========================================================================================================
     Net deferred tax assets                                                          646,200    1,044,000
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
-----------------------------------------------------------------------------------------------------------
     Depreciation                                                                     376,600      383,000
-----------------------------------------------------------------------------------------------------------
     DISC commissions                                                                 269,600      321,100
===========================================================================================================
     Total deferred tax liabilities                                                   646,200      704,100
===========================================================================================================
Net deferred tax assets                                                                    $-     $339,900
===========================================================================================================


     At December 31, 2003, the Company has state tax loss benefit carryforwards of $619,000 that begin to expire in 2007. Due to the uncertainty of the realization of this state tax benefit and management's estimate that operating income and the reversal of future taxable temporary differences will more likely than not be sufficient to recognize all of the other deferred tax assets, the Company has established a valuation allowance of $704,000 at December 31, 2003. Other current assets include deferred income taxes of approximately $646,200 in 2003 and $1,044,000 in 2002.

(9) Profit Sharing and Savings Plan: The Company has a trusteed profit sharing 401(k) plan that covers all qualified employees. Under the profit sharing section of the plan, the Company may make contributions to the plan at the discretion of the Board of Directors. Profit sharing expenses amounted to $ 0 in 2003, 2002 and 2001. Under the 401(k) section of the plan, the Company matched 50% of employee contributions up to 6% of compensation. Total Company contributions charged to operations were $67,000 in 2003, $58,000 in 2002 and $58,000 in 2001.

(10) Accrued Liabilities: Accrued liabilities consist of the following items:                   2003            2002

----------------------------------------------------------------------------------------- --------------- ---------------
Employee compensation                                                                      $  396,200      $   215,900
----------------------------------------------------------------------------------------- --------------- ---------------
Income taxes                                                                                  105,300          117,000
----------------------------------------------------------------------------------------- --------------- ---------------
Professional fees                                                                              90,000           84,000
----------------------------------------------------------------------------------------- --------------- ---------------
Environmental costs (see Note 5)                                                               74,000          125,000
----------------------------------------------------------------------------------------- --------------- ---------------
Other                                                                                         234,775          276,031
========================================================================================= =============== ===============
                                                                                           $  900,275      $   817,931
========================================================================================= =============== ===============

(11) Debt: At December 31, 2003, the Company had no outstanding credit arrangements with banks. On March 18, 2003, the Company paid off its outstanding term-debt balance with a bank and the Company's borrowing arrangements with that bank terminated. As a result, the total outstanding amount of the term debt outstanding at December 31, 2002 was classified as current portion of long-term debt.

Valpey-Fisher Corporation
Notes Continued

(12) Stockholders' Equity: The Company has 4,184,815 and 4,207,115 shares of its $.05 par value Common Stock outstanding at December 31, 2003 and 2002, respectively.

     During 2003, the Company acquired 22,300 shares of common stock at a cost of $59,000 and retired the shares. During 2002, the Company acquired 45,400 shares of common stock at a cost of $134,000 and retired the shares. Under prior authorizations from the Board of Directors, at December 31, 2003, the Company is authorized to purchase up to an additional 233,500 shares of stock through the open market or negotiated transactions.

     In the fourth quarter of 2002, the Company granted 100,000 shares of restricted stock to the President and Chief Executive Officer for $5,000. The shares issued under a Restricted Stock Agreement vest over a period of five years. Unearned compensation was recorded at the date of the grant based on the market value of $295,000. Unearned compensation, which is shown as a separate component of stockholders' equity, is being amortized over the five year vesting period. The amount amortized to expense in 2003 and 2002 was $58,500 and $14,500, respectively. The tax effect of the differences between compensation expense for financial statement and income tax purposes is charged or credited to capital surplus.

     At December 31, 2003, the Company has four Stock Option Plans that allow for the granting of options to officers, key employees, and other individuals to purchase a maximum of 1,000,000 shares of the Company's common stock. The option price and terms are approved by the Company's Board of Directors. The options granted may qualify as incentive stock options ("ISO's"). Through December 31, 2003, all options granted except for 90,000 options were ISO's. At December 31, 2003, the 1992 and 1999 Plans had no options available for future grant and 471,604 common shares reserved for issuance upon exercise of the outstanding stock options. At December 31, 2003, the 2001 Plan has 93,166 options available for future grants and 106,834 common shares reserved for issuance upon exercise of the outstanding stock options. At December 31, 2003, the 2003 Plan has 200,000 options available for future grants.

     A summary of the status of the Company's fixed stock option plans as of December 31, 2003, 2002, and 2001, and changes during the years ended on those dates is presented below:

                                            2003                            2002                             2001
-------------------------- ------------------------------- -------------------------------- --------------------------------
                           Number       Weighted-Avg.      Number of     Weighted-Avg.      Number of     Weighted-Avg.
                           of shares    Exercise Price     shares        Exercise Price     shares        Exercise Price
-------------------------- ------------ ------------------ ------------- ------------------ ------------- ------------------
Outstanding, January 1        509,938           $3.57         314,438            $3.89         473,188            $3.48
-------------------------- ------------ ------------------ ------------- ------------------ ------------- ------------------
   Granted                     86,500            2.61        207,500              3.24          10,000             4.23
-------------------------- ------------ ------------------ ------------- ------------------ ------------- ------------------
   Exercised                        -               -              -                 -         (31,500)            2.59
-------------------------- ------------ ------------------ ------------- ------------------ ------------- ------------------
   Forfeited                 (18,000)            4.18        (12,000)             6.02        (137,250)            2.81
-------------------------- ------------ ------------------ ------------- ------------------ ------------- ------------------
Outstanding, December 31     578,438            $3.41         509,938            $3.57         314,438            $3.89
========================== ============ ================== ============= ================== ============= ==================
Exercisable, December 31     226,038            $3.56         174,157            $3.55          80,941            $3.40
========================== ============ ================== ============= ================== ============= ==================

Valpey-Fisher Corporation
Notes Continued

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

                                         Options Outstanding                                     Options Exercisable
                     --------------------------------------------------------------       ----------------------------------
                                                          Weighted-Average
                                                   ----------------------------
       Range of             Number                Remaining                                    Number               Weighted
       Exercise          Outstanding             Contractual             Exercise            Exercisable          Avg. Exercise
        Prices           at 12/31/03                 Life                  Price             at 12/31/03             Price
-------------------- --------------------- ---------------------- --------------------- --------------------- ------------------
    $1.83 - 1.95            26,188                3.6 years              $ 1.85                26,188               $  1.85
-------------------- --------------------- ---------------------- --------------------- --------------------- ------------------
    $2.39 - 2.80            98,500                9.0                      2.59                 9,600                  2.39
-------------------- --------------------- ---------------------- --------------------- --------------------- ------------------
    $3.24 - 4.28           435,000                7.4                      3.36               179,000                  3.40
-------------------- --------------------- ---------------------- --------------------- --------------------- ------------------
    $11.04                  18,750                6.8                     11.04                11,250                 11.04
==================== ===================== ====================== ===================== ===================== ==================
                           578,438                7.4                    $ 3.41               226,038               $  3.56
==================== ===================== ====================== ===================== ===================== ==================

     The Company adopted the disclosure-only option under SFAS No.123 "Accounting for Stock-Based Compensation." The following table illustrates the effect on net earnings (loss), and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based compensation.

                                                           For the Year Ended December 31,
                                             ------------------- ------------------- -------------------
                                                     2003                2002               2001
                                             ------------------- ------------------- -------------------
As Reported
   Net earnings (loss)                           $ (1,400,086)      $ (2,888,737)         $ 2,751,348
--------------------------------------------------------------------------------------------------------
   Basic net earnings (loss) per share           $       (.33)      $       (.69)         $       .66
--------------------------------------------------------------------------------------------------------
   Diluted net earnings (loss) per share         $       (.33)      $       (.69)         $       .64
--------------------------------------------------------------------------------------------------------

Pro Forma
   Net earnings (loss)                           $ (1,511,895)      $ (3,012,179)         $ 2,678,830
--------------------------------------------------------------------------------------------------------
   Basic net earnings (loss) per share           $       (.36)      $       (.72)         $       .65
--------------------------------------------------------------------------------------------------------
   Diluted net earnings (loss) per share         $       (.36)      $       (.72)         $       .63
--------------------------------------------------------------------------------------------------------

     For purposes of the above pro forma disclosures, the estimated fair value of the options is amortized to expense over the five-year vesting period of the options. The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-assumptions:

                                                                               For the Year Ended December 31,
                                                                      ------------------------------------------------
                                                                             2003          2002           2001
                                                                      ------------------------------------------------
                  Expected dividend yield                                      0%            0%             0%
----------------------------------------------------------------------------------------------------------------------
                  Risk-free interest rate                                    3.3%          3.4%           5.1%
----------------------------------------------------------------------------------------------------------------------
                  Expected life of options in years                            7             7              7
----------------------------------------------------------------------------------------------------------------------
                  Assumed volatility                                          59%           61%            55%
----------------------------------------------------------------------------------------------------------------------
                  Estimated fair value per share at date of grant          $1.60         $1.79          $2.60
----------------------------------------------------------------------------------------------------------------------

Valpey-Fisher Corporation
Notes Continued

(13) Earnings (Loss) Per Share: The computation of basic and diluted earnings
(loss) per share from continuing operations is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                    2003                  2002                   2001
-------------------------------------------------------------------------------------------------------------------------
Basic:
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                    $ (1,400,086)          $ (2,789,737)           $ 2,751,348
-------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                              4,187,970              4,165,659              4,138,363
=========================================================================================================================
Basic earnings (loss) per share from continuing operations    $       (.33)           $      (.67)           $       .66
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Diluted:
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                    $ (1,400,086)           $ (2,789,737)          $  2,751,348
-------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                              4,187,970               4,165,659              4,138,363
-------------------------------------------------------------------------------------------------------------------------
Dilutive effect of stock options outstanding, using the
treasury stock method                                                    -                       -                139,125
-------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                      4,187,970               4,165,659              4,277,488
=========================================================================================================================
Diluted earnings (loss) per share from continuing operations  $       (.33)           $       (.67)         $         .64
=========================================================================================================================

     The Company had 578,438 and 509,938 options outstanding in 2003 and 2002, respectively, not included in the computation of dilutive shares since the Company had a net loss and the inclusion of such shares would be anti-dilutive.


(14) Industry Segment: The Company operates in one segment: the design, production, import, and sale of quartz crystals and oscillators and ultrasonic transducer devices.

     One customer accounted for approximately 14%, 22% and 15% of net sales in 2003, 2002 and 2001, respectively. Export sales to foreign markets are as follows:


----------------------------------------------------------------------------------------------------------------
                                                           2003                  2002               2001
----------------------------------------------------------------------------------------------------------------
Asia Pacific                                      $   1,652,200           $   1,113,900      $     401,100
----------------------------------------------------------------------------------------------------------------
Europe and Middle East                                  670,900               345,600            1,518,500
----------------------------------------------------------------------------------------------------------------
Canada                                                  560,800               374,200            1,889,800
----------------------------------------------------------------------------------------------------------------
Other                                                    20,800                94,900              106,600
----------------------------------------------------------------------------------------------------------------
                                                  $   2,904,700           $ 1,948,600        $   3,916,000
================================================================================================================

Valpey-Fisher Corporation
Notes Continued

(15)  Quarterly Financial Data (unaudited): Selected unaudited quarterly financial data for 2003 and 2002 is set forth below:

                                                               First         Second           Third          Fourth
-----------------------------------------------------------------------------------------------------------------------
                                 2003                                  (in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------
Net sales from continuing operations                         $ 1,711         $ 2,180         $ 2,190         $  2,415
-----------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                               48             244             257              334
-----------------------------------------------------------------------------------------------------------------------
(Loss) before income taxes                                      (692)           (637)           (587)            (507)
-----------------------------------------------------------------------------------------------------------------------
Net (loss) from:
   Continuing operations                                        (457)           (429)           (396)            (118)
-----------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                         -               -               -                -
=======================================================================================================================
Net (loss)                                                   $  (457)        $  (429)        $  (396)         $  (118)
=======================================================================================================================

Basic and diluted  (loss) per share:
   Continuing operations                                     $  (.11)        $  (.10)        $  (.09)         $  (.03)
-----------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                         -               -               -                -
=======================================================================================================================
   Continuing operations                                     $  (.11)        $  (.10)        $  (.09)         $  (.03)
=======================================================================================================================

                                 2002
-----------------------------------------------------------------------------------------------------------------------
Net sales from continuing operations                          $ 2,353        $ 1,722         $  1,617         $ 1,602
-----------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                               163            (24)          (1,071)           (414)
-----------------------------------------------------------------------------------------------------------------------
(Loss) before income taxes                                       (339)          (694)          (1,730)         (1,225)
-----------------------------------------------------------------------------------------------------------------------
Net (loss) from:
   Continuing operations                                         (203)          (418)          (1,092)         (1,077)
-----------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                        (45)             -                -             (54)
=======================================================================================================================
Net  (loss)                                                    $ (248)       $  (418)        $ (1,092)       $ (1,131)
=======================================================================================================================

Basic and diluted (loss) per share:
   Continuing operations                                       $ (.05)       $  (.10)         $  (.26)       $   (.26)
-----------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                       (.01)             -                -            (.01)
-----------------------------------------------------------------------------------------------------------------------
                                                               $ (.06)       $  (.10)         $  (.26)       $   (.27)
-----------------------------------------------------------------------------------------------------------------------

     Earnings (loss) per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

     In the fourth quarter of 2003, net loss from continuing operations includes a tax benefit of $300,000 ($.07 basic and diluted (loss) per share) as a result of a reduction in the deferred tax asset valuation allowance during the quarter.

     In the fourth quarter of 2002, net loss from continuing operations includes tax expense of $396,000 ($.09 basic and diluted (loss) per share) as a result of a provision for a deferred tax asset valuation allowance net of a tax accrual reversal.

     The third quarter of 2002 gross profit (loss) includes a $.9 million inventory write-off provision for excess inventory.

(16) Commitments and Contingencies: During the normal course of business, the Company incurs certain commitments to make future payments for the purchase of inventory and production supplies based on its projected requirements. At December 31, 2003, the Company has outstanding purchase commitments totaling approximately $565,000, all of which are expected to be fulfilled in 2004.

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors of Valpey-Fisher Corporation:

     We have audited the accompanying consolidated balance sheets of Valpey-Fisher Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valpey-Fisher Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Boston, Massachusetts
February 13, 2004


Independent Auditors' Report

To the Stockholders and Board of Directors of Valpey-Fisher Corporation (formerly MATEC Corporation):

     We have audited the accompanying consolidated statement of operations, comprehensive income (loss) and cash flows of Valpey-Fisher Corporation (formerly MATEC Corporation) and subsidiaries (the "Company") for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Valpey-Fisher Corporation (formerly MATEC Corporation) and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Boston, Massachusetts
February 15, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

     Effective November 6, 2002, the Registrant dismissed Deloitte & Touche LLP (D&T) as independent accountants and appointed Grant Thornton LLP (GT) as independent accountants for the Registrant. The Registrant's audit committee approved these changes and recommended them to the Board of Directors. The Registrant's Board of Directors approved the changes.

     During the Company's fiscal years ended December 31, 2002 and 2001 and the subsequent interim period preceding D&T's dismissal, there were no disagreements between D&T and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make a reference to the subject matter of the disagreements in their report on financial statements for such year. During such period, there were no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K.

     The report of D&T on the Company's consolidated financial statements as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Company's fiscal years ended December 31, 2001 and 2000 and through November 6, 2002, the Company did not consult with GT with respect to the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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


Item 9A.  Controls and Procedures
---------------------------------

     Evaluation of disclosure controls and procedures.

     As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     Changes in internal control.

     Such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

     The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", "Executive Compensation", "Corporate Governance and Board Matters","Principal Accountant Fees and Services" and "Policy on Audit Committee Pre-Approval" in Registrant's definitive proxy statement for the 2004 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant". The Company's Board of Directors has adopted a Code of Ethics for Senior Executive and Financial Officers, a copy of which is filed as Exhibit 14 to this Annual Report on Form 10-K.



                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following are filed as part of this Annual Report on Form 10-K:

1. The following Consolidated Financial Statements are included in Item 8:

     Consolidated Balance Sheets, December 31, 2003 and 2002
     Consolidated Statements of Operations for the Years Ended December 31,
        2003, 2002 and 2001
     Consolidated Statements of Cash Flows for the Years Ended December 31,
        2003, 2002 and 2001
     Consolidated Statements of Stockholders' Equity for the Years Ended
          December 31, 2003, 2002 and 2001
     Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
          December 31, 2003, 2002 and 2001
     Notes to Consolidated Financial Statement
     Report of Independent Certified Public Accountants (Grant Thornton LLP) Independent Auditors' Report (Deloitte & Touche LLP)

2. The following schedule to the Consolidated Financial Statements, the Report of Independent Certified Public Accountant, and the Independent Auditors' Report on Schedule are filed as part of this report.


                                                                     Page Number
                                                                     -----------
Report of Independent Certified Public Accountants on Supplementary
Schedule                                                                  38
Independent Auditors' Report                                              39
Schedule II - Valuation Reserves                                          40

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index on pages 41 and 42 are as follows:

     Exhibit No.                            Description
     -----------                            -----------
         2.                  Agreement of Merger and Recapitalization
         2.1                 Asset Purchase Agreement dated April 30, 2003
                             between Seller, William Stein, Martin Finkelstein
                             and the Company
         3.1                 Restated and Amended Articles of Incorporation
         3.2                 Amendment to Article III, Section 1 of the By-Laws
                             effective May 8, 2003
         3.3                 By-Laws effective May 8, 2003
         7.1                 Loan Agreement dated February 27, 2001
         7.2                 Commercial Term Promissory Note
         7.3                 Demand Revolving Line of Credit Promissory Note
        10.1   *             1992 Stock Option Plan
        10.2   *             1999 Stock Option Plan
        10.3   *             Management Incentive Plan
        10.4   *             2001 Stock Option Plan
        10.5   *             Restricted Stock Agreement
        10.6   *             2003 Stock Option Plan
        14.                  Code of Ethics
        16.1                 Letter from Deloitte & Touche LLP to the Securities
                             and Exchange Commission dated November 6, 2002
        21.                  Subsidiaries of the Registrant
        23.                  Independent Certified Public Accountant Consent
        23.1                 Independent Auditors' Consent
        31.1                 Certification of the Chief Executive Officer
                             Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2                 Certification of the Chief Financial Officer
                             Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1                 Certification of the Chief Executive Officer and
                             Chief Financial Officer Pursuant to 18 U.S.C.
                             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

(b)  Reports on Form 8-K

     On November 6, 2003, the Registrant filed a report on Form 8-K dated November 6, 2003 reporting under Item 7.(c) Exhibits and Item 12. Results of Operations and Financial Condition.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Valpey-Fisher Corporation

Date: March 12, 2004               By:/s/ Michael J. Ferrantino
                                      -------------------------
                                      Michael J. Ferrantino
                                   President and Chief Executive Officer
                                     (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                       Title                           Date
    ---------                       -----                           ----

/s/Ted Valpey, Jr.          Chairman of the Board               March 12, 2004
-------------------            and Director
Ted Valpey, Jr.


/s/Michael J. Ferrantino  President, Chief Executive Officer    March 12, 2004
------------------------  and Director (Principal Executive
Michael J. Ferrantino                Officer)


/s/Michael J. Kroll       Vice President, Treasurer and         March 12, 2004
-------------------          Chief Financial Officer
Michael J. Kroll           (Principal Financial Officer
                             and Principal Accounting
                                    Officer)

/s/Richard W. Anderson              Director                    March 12, 2004
----------------------
Richard W. Anderson

/s/Eli Fleisher                     Director                    March 12, 2004
----------------
Eli Fleisher

/s/Lawrence Holsborg                Director                    March 12, 2004
--------------------
Lawrence Holsborg

/s/John J. McArdle III              Director                    March 12, 2004
----------------------
John J. McArdle III

                                    Director                    March   , 2004
----------------------
Robert W. Muir, Jr.

Report of Independent Certified Public Accountants on Supplementary Schedule

To Valpey-Fisher Corporation:

     We have audited the accompanying consolidated balance sheets of Valpey-Fisher Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended, and have issued our report thereon dated February 13, 2004; such consolidated financial statements and report are included in the Company's 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company as of and for the years ended December 31, 2003 and 2002, listed in Item 15a(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein.


GRANT THORNTON LLP
Boston, Massachusetts
February 13, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Valpey-Fisher Corporation (formerly MATEC Corporation)
Hopkinton, Massachusetts

We have audited the consolidated statement of operations, comprehensive income (loss) and cash flows of Valpey-Fisher Corporation (formerly MATEC Corporation) and subsidiaries (the "Company") for the year ended December 31, 2001, and have issued our report thereon dated February 15, 2002. Our audit also included the financial statement schedule, for the year ended December 31, 2001, of the Company listed in Item 15(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule for the year ended December 31, 2001 when considered in relation to the basic financial statements for the year ended December 31, 2001, taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 15, 2002

                   Valpey-Fisher Corporation and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts
                 -----------------------------------------------
                                                               Additions
                                                      ------------------------------
                                  Balance at           Charged to           Charged to                               Balance at
                                  Beginning            Costs and             Other                                      End
        Description               of Period            Expenses             Accounts           Deductions            of Period
------------------------------------------------------------------------------------------------------------------------------------

Allowance for
Doubtful Accounts:

Year Ended:
December 31, 2003            $     200,000        $          2,300     $            -      $       (122,300)    $         80,000
                             ==================== ==================== =================== ==================== ===================

December 31, 2002            $     395,800        $         30,000     $        139,200    $       (365,000)    $        200,000
                             ==================== ==================== =================== ==================== ===================

December 31, 2001            $     175,000        $        148,200     $         88,100    $        (15,500)    $        395,800
                             ==================== ==================== =================== ==================== ===================


Inventory Reserve:

Year Ended:
December 31, 2003            $   5,339,000        $       234,900      $                   $     (4,571,900)    $      1,002,000
                             ==================== ==================== =================== ==================== ===================

December 31, 2002            $  3,854,000         $     1,601,000      $        228,000    $       (344,000)    $      5,339,000
                             ==================== ==================== =================== ==================== ===================

December 31, 2001            $  1,6730,000        $     2,600,000      $            -      $       (419,000)    $      3,854,000
                             ==================== ==================== =================== ==================== ===================


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

2.1 Asset Purchase Agreement dated April 30, 2003 between Seller, William Stein, Martin Finkelstein and the Company (incorporated by reference to Exhibit 2 on Registrant's Form 8-K dated May 28, 2003).

3.1 Restated and Amended Articles of Incorporation as of June 3, 2002 (incorporated by reference to Exhibit 3.2 on Registrant's Form 10-Q for the period ended June 30, 2002).

3.2 Amendment to Article III, Section 1 of the By-Laws effective May 8, 2003. Filed herewith.

3.3  By-Laws effective May 8, 2003. Filed herewith.

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

10.1 1992 Stock Option Plan (incorporated by reference to Exhibit 10.1 on Registrant's Form 10-K for the year ended December 31, 2002).

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

10.5 Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 on Registrant's Form 10-K for the year ended December 31, 2003.

Exhibit No.   (inapplicable items are omitted)
-----------
10.6 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 on Registrant's Form 10-Q for the quarterly period ended June 29, 2003).

14. Code of Ethics of the Chief Executive Officer and the Chief Financial and Accounting Officer. Filed herewith.

16.1 Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated November 6, 2002 (incorporated by reference to Exhibit 16.1 on Registrant's Form 8-K dated November 6, 2002).

21.  Subsidiaries of the Registrant. Filed herewith.

23.  Independent Certified Public Accountants' Consent. Filed herewith.

23.1 Independent Auditors' Consent. Filed herewith.

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.