Form 10-Q
period 2004-03-28
VALPEY FISHER CORP
filed 2004-05-11
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

As of May 10, 2004, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,216,315.

                            Valpey-Fisher Corporation

                           INDEX                                      PAGE
                           -----                                      ----

PART I.  FINANCIAL INFORMATION

 ITEM 1. - Financial Statements - Unaudited

  Consolidated Condensed Balance Sheets
   - March 28, 2004 and December 31, 2003                               3
  Consolidated Statements of Operations
   - Three Months Ended March 28, 2004 and March 30, 2003               4
  Consolidated Condensed Statements of Cash Flows
   - Three Months Ended March 28, 2004 and March 30, 2003               5
  Notes to Consolidated Condensed Financial Statements                 6-8

 ITEM 2. - Management's Discussion and Analysis of
            Financial Condition and Results of Operations              9-11

 ITEM 3. - Quantitative and Qualitative Disclosures
            About Market Risk                                          12

 ITEM 4. - Controls and Procedures                                     12

PART II.  OTHER INFORMATION



 ITEM 6. -  Exhibits and Reports on Form 8-K                           13


SIGNATURES                                                             14

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              Valpey-Fisher Corporation and Subsidiaries
                 Consolidated Condensed Balance Sheets
                   (In thousands, except share data)


                                                                                 3/28/04     12/31/03
                                                                                 -------     --------
                                                                               (Unaudited)
                ASSETS
Current assets:
 Cash and cash equivalents                                                        $4,028       $4,209
  Receivables, net                                                                 2,779        2,467
  Inventories, net                                                                 1,719        1,571
  Deferred income taxes and other current assets                                     717          675
------------------------------------------------------------------------------------------------------
            Total current assets                                                   9,243        8,922

Property, plant and equipment, at cost                                            10,809       10,752
  Less accumulated depreciation                                                    7,273        7,064
------------------------------------------------------------------------------------------------------
                                                                                   3,536        3,688

Other assets                                                                         143          134
------------------------------------------------------------------------------------------------------
                                                                                 $12,922      $12,744
------------------------------------------------------------------------------------------------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $827         $540
  Accrued liabilities                                                                840          900
------------------------------------------------------------------------------------------------------
           Total current liabilities                                               1,667        1,440

Deferred income taxes                                                                636          646

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none           -            -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
      Issued and outstanding: 4,214,315 and 4,184,815 shares                         211          209
  Capital surplus                                                                  5,080        4,999
  Retained earnings                                                                5,530        5,667
  Less unearned compensation                                                        (202)        (217)
------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                   10,619       10,658
------------------------------------------------------------------------------------------------------
                                                                                 $12,922      $12,744
------------------------------------------------------------------------------------------------------


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                     Consolidated Statements of Operations
               (In thousands, except per share data) (Unaudited)

                                                         Three Months
                                                            Ended
                                                      3/28/04    3/30/03
                                                   ----------------------

Net sales                                              $2,767     $1,711
Cost of sales                                           1,980      1,626
-------------------------------------------------------------------------
   Gross profit                                           787         85

Operating expenses:
  Selling and advertising                                 396        375
  General and administrative                              473        373
  Research and development                                 61         37
-------------------------------------------------------------------------
                                                          930        785

Operating (loss)                                         (143)      (700)

Other income (expense):
  Interest income                                           6         20
  Interest (expense)                                        -        (12)
-------------------------------------------------------------------------
                                                            6          8

(Loss) before income taxes                               (137)      (692)
Income tax benefit                                          -        235
-------------------------------------------------------------------------
Net (loss)                                              $(137)     $(457)
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Basic and diluted (loss) per share                      $(.03)     $(.11)
-------------------------------------------------------------------------

Basic and diluted weighted average shares               4,194      4,197


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                        Three Months
                                                           Ended
                                                      ----------------
                                                      3/28/04 3/30/03
                                                      ----------------
Cash flows from operating activities:
 Net (loss) from operations                             $(137)  $(457)
 Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
    Depreciation and amortization                         209     202
    Deferred income taxes                                 (10)     16
    Net non-cash stock compensation                        10       9
    Changes in operating assets and liabilities          (198)   (330)
----------------------------------------------------------------------
Net cash (used) by operating activities                  (126)   (560)
----------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                     (56)    (25)
 Collection of note receivables                             8       5
 Other, net                                                (8)     (8)
----------------------------------------------------------------------
Net cash (used) by investing activities                   (56)    (28)
----------------------------------------------------------------------
Cash flows from financing activities:
 Stock options exercised                                    1       -
 Payments on long-term debt                                 -  (1,277)
 Purchases of common stock                                  -     (37)
----------------------------------------------------------------------
Net cash provided (used) by financing activities            1  (1,314)
----------------------------------------------------------------------
Net (decrease) in cash and cash equivalents              (181) (1,902)
Cash and cash equivalents:
Beginning of period                                     4,209   5,758
                                                      ----------------
End of period                                          $4,028  $3,856
                                                      ----------------

Noncash Investing and Financing Activities:

In 2004, the Company issued 29,500 shares of stock valued at $85,500 to four employees in payment for a bonus accrued in 2003.


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

         These interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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



                                                                                                          Three Months Ended
(in thousands, except per share amounts)                                                                3/28/04         3/30/03
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (unaudited)

Net (loss), as reported                                                                              $   (137)       $    (457)
Deduct: Total stock-based employee compensation expense determined under
         the fair value based method for all awards, net of related tax benefit                           (57)             (35)
                                                                                                     ------------------------------
Pro forma net (loss)                                                                                 $   (194)       $    (492)
                                                                                                     ==============================

Basic and diluted (loss) per share, as reported                                                      $    (.03)      $     (.11)
                                                                                                     ==============================
Basic and diluted (loss) per share, pro forma                                                        $    (.05)      $     (.12)
                                                                                                     ==============================

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

          The following unaudited pro forma financial information presents the results of the Company as if the acquisition of MF was completed January 1, 2003 (in thousands, except for per share amounts):

                                      Three Months Ended 3/30/03

Net sales                                     $  2,923
Net (loss)                                        (661)
Basic and diluted (loss) per share              $ (.16)


           This pro forma financial information is presented for informational purposes and is not necessarily indicative of the Company's operating results if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any anticipated cost savings or operating efficiencies that the Company believes are achievable.


4.       Comprehensive Income (Loss):

         During the three months ended March 28, 2004 and March 30, 2003, there were no differences between comprehensive (loss) and net (loss).


5.       Receivables, net:



        Receivables, net of allowances, consist of the following:
        (in thousands)                                                                                3/28/04         12/31/03
       --------------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)

       Accounts receivable, less allowance for doubtful accounts of $86 and $80                        $ 1,480          $ 1,161
       Refundable income taxes                                                                           1,287            1,287
       Other                                                                                                12               19
                                                                                                     ----------------------------
                                                                                                       $ 2,779          $ 2,467
                                                                                                     ============================


6.      Inventories, net:



        Inventories, net of reserves, consist of the following:
        (in thousands)                                                                                  3/28/04        12/31/03
      ---------------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)

      Raw materials                                                                                    $  1,145        $ 1,110
      Work in process                                                                                       350            275
      Finished goods                                                                                        224            186
                                                                                                     ----------------------------
                                                                                                       $  1,719        $ 1,571
                                                                                                     ============================


7.         (Loss) Per Share:

           The computation of basic and diluted (loss) per share is computed using the weighted average number of common shares outstanding during the three months ended March 28, 2004 and March 30, 2003. During the three months ended March 28, 2004 and March 30, 2003, 488,438 and 509,938, respectively of common shares issuable under stock options have not been included in the computation of "Diluted (Loss) per Share". These shares were not included because of the antidilutive effect of the options since the Company reported a loss from operations in these periods.

8.         Reclassifications:

           Certain reclassifications have been made to the 2003 financial statements to conform to the current year presentation.

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


     Income Taxes - The Company has recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes. The Company must estimate its income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future. Based on our assessment of the realization of these assets, the Company has recorded a valuation allowance of $704,000 at March 28, 2004. In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the deductibility of the disposal of scrap and worthless inventory, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable. In the event that actual results differ from these estimates in future periods, the Company may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.


Liquidity and Capital Resources

         Cash and cash equivalents decreased $181,000 during the three months ended March 28, 2004. During this period, the Company's operations used cash of $126,000 and investing activities used cash of $56,000.

         Cash used for operations of $126,000 resulted mainly from the net loss of $137,000 adjusted for the non-cash effect of depreciation of $209,000 and the $198,000 increase in working capital. The net increase in working capital was mainly due to a $325,000 increase in trade accounts receivables, a $148,000 increase in inventory offset in part by a $287,000 increase in accounts payable. The increase in accounts receivable is mainly due to the increased sales level and to a lesser extent an increase in the days sales outstanding from 47 days at December 31, 2003 to 51 days at March 28, 2004. The inventory increase is mainly to support the increased level of sales and backlog. The increase in accounts payable is due to the timing of inventory and equipment purchases.

         While the Company is projecting a loss in 2004 based on the current conditions in the telecom market, management believes that based on its current working capital and the expected cash flows from operations, the Company's resources are sufficient to meet its financial needs in 2004 including a remaining capital expenditures budget of approximately $200,000.

Off-Balance Sheet Arrangements

         The Company does not maintain any off-balance sheet financing arrangements.


Contractual Obligations

         During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory and production supplies based on projected requirements. At March 28, 2004, the Company has outstanding purchase commitments totaling approximately $825,000, all of which are expected to be fulfilled in 2004.

Results of Operations

         For the quarter ended March 28, 2004, net sales increased $1,056,000 or 62% over the comparable quarter in 2003. Sales from the MF Electronics product line acquired at the end of May 2003 accounted for approximately 55% of the sales increase. Increased unit sales accounted for the majority of the sales increase from the remaining product lines. The book-to-bill ratio during the quarter ended March 24, 2004 was 1.17 versus 1.1 during the comparable period in 2003. The Company's backlog amounted to $2.3 million at March 28, 2004 compared to $1.8 million at December 31, 2003 and $1.2 million at March 30, 2003. The Company saw increased activity in the IT markets (servers, switches and storage) and some slight increase in the telecom market during the quarter ended March 28, 2004. Management believes that the market conditions for the Company's products, in particular those for the telecom market, are slowly starting to stabilize and in fact show modest growth. However, our near-term visibility continues to be poor and we continue to see customer orders for small quantities with near-term delivery dates. Management is not sure of the potential impact on its future operations from the current continuing telecom market uncertainties and our industry's over capacity issues.

         The Company reported a $787,000 gross profit (28% of net sales) in the current quarter versus a $85,000 gross profit (5% of net sales) in the 2003 quarter. Approximately 55% of the increase was due to the gross profit provided by the MF Electronics product line sales. The remaining increase was generated from the higher margins from the existing product lines resulting mainly from the favorable effect of spreading the fixed overhead costs over the higher sales level. During the current period, as a percentage of sales, direct labor remained fairly constant with the 2003 quarter and raw material costs decreased slightly from the 2003 period manly due to changes in product mix and yield improvements.

         Selling and advertising expenses increased $21,000 or 6% over the comparable quarter in 2003. As a result of the 2004 sales increase, sales commission expense to outside manufacturers' representatives increased $47,000 over the 2003 quarter. Travel expense increased approximately $15,000 as a result of increased customer visits. These increases were partially offset by a $40,000 reduction in personnel expense. .

         During the quarter ended March 28, 2004, general and administrative expenses increased $100,000 or 27% over the comparable 2003 period. Increased professional fees, primarily as a result of costs relating to the new financial reporting and corporate governance requirements, and personnel costs accounted for a majority of the increase.

         Research and development expenses amounted to $61,000 during the quarter ended March 28, 2004, a $24,000 increase from the $37,000 reported in the comparable 2003 period. The increase was primarily due to increased personnel expenses.

         The decrease in interest income was mainly due to the lower average cash balances in 2004 and, to a lesser extent, lower interest rates during the current year. The decrease in interest expense from the 2003 amount is due to the Company paying-off the balance of its outstanding term-debt in the first quarter of 2003.

         During the quarter ended March 28, 2004, the Company did not provide for income taxes based on the estimated taxable loss this year due to the uncertainty surrounding the realization of these future tax benefits. The estimated effective federal and state income tax rate for 2003 is 33%. The Company is providing a valuation allowance for the full amount of the state income tax benefit in 2003 due to the uncertainty of realization.

         For the quarter ended March 28, 2004, the Company reported an operating loss of $143,000 compared to an operating loss of $700,000 in comparable quarter of 2003. The reduction in operating losses was mainly due to the increases in sales and gross margin in 2004, offset in part by higher operating expenses. As a result, the Company reported a pre-tax loss of $137,000 during the quarter ended March 28, 2004 compared to a pre-tax loss of $692,000 in comparable 2003 period. For the quarter ended March 28, 2004, the Company reported a net loss of $137,000 versus a net loss of $457,000 in 2003.


Forward-Looking Statements

         Certain statements made herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, but not limited to: the Company's ability to achieve profitability, the current production over-capacity within the suppliers frequency control devices, the ability to develop, market and manufacture new innovative products competitively, the fluctuations in product demand of the telecommunications industry, the ability of the Company and its suppliers to produce and deliver materials and products competitively, and the ability to limit the amount of the negative effect on operating results caused by pricing pressure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at March 28, 2004, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point decline in interest rates would result in an approximate $40,300 decrease in interest income.

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

   Changes in internal control.

        During the first quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         (b)   Reports on Form 8-K

               On February 27, 2004, the Registrant filed a report on Form 8-K dated February 27, 2004 reporting under Item 7.(c) Exhibits and
               Item 12. Results of Operations and Financial Condition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Valpey-Fisher Corporation



Date:  May 10, 2004                       By /s/ Michael J. Ferrantino
                                          ----------------------------
                                          Michael J. Ferrantino,
                                          President and Chief Executive Officer


Date:  May 10, 2004                       By /s/ Michael J. Kroll
                                          -----------------------
                                          Michael J. Kroll
                                          Vice President, Treasurer and
                                           Chief Financial Officer