Form 10-Q
period 2004-06-27
VALPEY FISHER CORP
filed 2004-08-06
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of August 5, 2004, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,217,315.

                            Valpey-Fisher Corporation

                                      INDEX                                 PAGE
                                      -----                                 ----

PART I.  FINANCIAL INFORMATION

ITEM 1. - Financial Statements - Unaudited

Consolidated Condensed Balance Sheets - June 27, 2004 and December 31, 2003 3 Consolidated Statements of Operations - Three Months and Six Months Ended
 June 27, 2004 and June 29, 2003                                               4
Consolidated Condensed Statements of Cash Flows -
 Six Months Ended June 27, 2004 and June 29, 2003                              5
Notes to Consolidated Condensed Financial Statements                         6-8

ITEM 2. - Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             9-11

ITEM 3. - Quantitative and Qualitative Disclosures About Market Risk          12

ITEM 4. - Controls and Procedures                                             12

PART II.  OTHER INFORMATION


ITEM 4. -  Submission of Matters to a Vote of Security Holders                13

ITEM 6. -  Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Valpey-Fisher Corporation and Subsidiaries
                           Consolidated Condensed Balance Sheets
                             (In thousands, except share data)


                                                                                 6/27/04   12/31/03
                                                                                 --------  --------
                                                                               (Unaudited)

                ASSETS
Current assets:
  Cash and cash equivalents                                                      $ 4,161   $ 4,209
  Receivables, net                                                                 2,812     2,467
  Inventories, net                                                                 1,945     1,571
  Deferred income taxes and other current assets                                     731       675
---------------------------------------------------------------------------------------------------
            Total current assets                                                   9,649     8,922

Property, plant and equipment, at cost                                            10,741    10,752
  Less accumulated depreciation                                                    7,406     7,064
---------------------------------------------------------------------------------------------------
                                                                                   3,335     3,688

Other assets                                                                         143       134
---------------------------------------------------------------------------------------------------
                                                                                 $13,127   $12,744
===================================================================================================

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $   910   $   540
  Accrued liabilities                                                              1,092       900
---------------------------------------------------------------------------------------------------
             Total current liabilities                                             2,002     1,440

Deferred income taxes                                                                626       646

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none           -         -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
      Issued and outstanding: 4,216,315 and 4,184,815 shares                         211       209
  Capital surplus                                                                  5,077     4,999
  Retained earnings                                                                5,398     5,667
  Less unearned compensation                                                        (187)     (217)
---------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                   10,499    10,658
---------------------------------------------------------------------------------------------------
                                                                                 $13,127   $12,744
===================================================================================================

See notes to consolidated condensed financial statements.

                         Valpey-Fisher Corporation and Subsidiaries
                           Consolidated Statements of Operations
                     (In thousands, except per share data) (Unaudited)

                                                                               Three Months Ended   Six Months Ended
                                                                                6/27/04   6/29/03   6/27/04  6/29/03
                                                                               -------------------  -----------------

Net sales                                                                       $ 3,151   $ 2,180   $ 5,918  $ 3,891
Cost of sales                                                                     2,229     1,898     4,209    3,524
---------------------------------------------------------------------------------------------------------------------
   Gross profit                                                                     922       282     1,709      367

Operating expenses:
  Selling and advertising                                                           401       371       797      746
  General and administrative                                                        515       522       988      895
  Research and development                                                           50        38       111       75
---------------------------------------------------------------------------------------------------------------------
                                                                                    966       931     1,896    1,716

Operating (loss)                                                                    (44)     (649)     (187)  (1,349)

Other income (loss):
  Interest income                                                                     8        12        14       32
  Interest (expense)                                                                  -         -         -      (12)
  Gain on sale of assets                                                             13         -        13        -
---------------------------------------------------------------------------------------------------------------------
                                                                                     21        12        27       20
(Loss) from continuing operations
   before income taxes                                                              (23)     (637)     (160)  (1,329)
Income tax benefit                                                                    -       208         -      443
---------------------------------------------------------------------------------------------------------------------
(Loss) from continuing operations                                                   (23)     (429)     (160)    (886)
(Loss) from discontinued operations, net of taxes                                  (110)        -      (110)       -
---------------------------------------------------------------------------------------------------------------------
Net (loss)                                                                      $  (133)  $  (429)  $  (270) $  (886)
=====================================================================================================================

Basic and diluted (loss) per share:
Continuing operations                                                           $  (.01)  $  (.10)  $  (.04) $  (.21)
Discontinued operations                                                            (.02)        -      (.02)       -
---------------------------------------------------------------------------------------------------------------------
                                                                                $  (.03)  $  (.10)  $  (.06) $  (.21)
=====================================================================================================================


Basic and diluted weighted average shares                                         4,216     4,186     4,205    4,191


See notes to consolidated condensed financial statements.

                         Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Statements of Cash Flows
                                       (In thousands)
                                        (Unaudited)

                                                                                Six Months Ended
                                                                                -----------------
                                                                                6/27/04  6/29/03
                                                                                -----------------
Cash flows from operating activities:
 Net (loss) from continuing operations                                          $  (160) $  (886)
 Adjustments to reconcile net (loss) to net cash (used)
   by operating activities:
    Depreciation and amortization                                                   418      408
    Deferred income taxes                                                           (26)      43
    Net non-cash stock compensation                                                  20       16
    Gain on sale of assets                                                          (13)       -
    Changes in operating assets and liabilities, excluding
     the effects of the purchase of MF Electronics                                 (253)     (17)
-------------------------------------------------------------------------------------------------
Net cash (used) by operating activities                                             (14)    (436)
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of MF Electronics                                                           -     (799)
 Capital expenditures                                                               (75)     (46)
 Collection of note receivables                                                      19       10
 Proceeds from sale of assets                                                        25        -
 Other, net                                                                          (8)      (8)
-------------------------------------------------------------------------------------------------
Net cash (used) by investing activities                                             (39)    (843)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Stock options exercised                                                              5        -
 Payments on long-term debt                                                           -   (1,277)
 Purchases of common stock                                                            -      (60)
-------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                      5   (1,337)
-------------------------------------------------------------------------------------------------
Net cash (used) by discontinued operations                                            -        -
-------------------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                                         (48)  (2,616)
Cash and cash equivalents:
Beginning of period                                                               4,209    5,758
                                                                                -----------------
End of period                                                                   $ 4,161  $ 3,142
                                                                                =================

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

                                                                                    Three Months Ended
(in thousands, except per share amounts)                                         6/27/04         6/29/03
---------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)

Net (loss), as reported                                                         $   (133)       $   (429)
Deduct: Total stock-based employee compensation expense determined under
        the fair value based method for all awards, net of related tax benefit        (8)            (25)
                                                                                -------------------------
Pro forma net (loss)                                                            $   (141)       $   (454)
                                                                                =========================

Basic and diluted (loss) per share, as reported                                 $   (.03)       $   (.10)
                                                                                =========================
Basic and diluted (loss) per share, pro forma                                   $   (.03)       $   (.11)
                                                                                =========================

                                                                                    Six Months Ended
(in thousands, except per share amounts)                                         6/27/04         6/29/03
---------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)

Net (loss), as reported                                                         $   (270)       $   (886)
Deduct: Total stock-based employee compensation expense determined under
        the fair value based method for all awards, net of related tax benefit       (31)            (60)
                                                                                -------------------------
Pro forma net (loss)                                                            $   (301)       $   (946)
                                                                                =========================

Basic and diluted (loss) per share, as reported                                 $   (.06)       $   (.21)
                                                                                =========================
Basic and diluted (loss) per share, pro forma                                   $   (.07)       $   (.23)
                                                                                =========================


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

     The following unaudited pro forma financial information presents the results of the Company as if the acquisition of MF was completed January 1, 2003 (in thousands, except for per share amounts):

                                   Three Months Ended           Six Months Ended
                                         6/29/03                     6/29/03
                                   ------------------           ----------------
Net sales                                $ 2,859                     $ 5,782
Net (loss)                                  (638)                     (1,298)
Basic and diluted (loss) per share       $  (.15)                    $  (.31)


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


4.   Comprehensive Income (Loss):

     During the three months and six months ended June 27, 2004 and June 29, 2003, there were no differences between comprehensive (loss) and net (loss).

5.   Receivables, net:

     Receivables, net of allowances, consist of the following:
     (in thousands)                                                               6/27/04         12/31/03
     -----------------------------------------------------------------------------------------------------
                                                                                (unaudited)

     Accounts receivable, less allowance for doubtful accounts of $124 and $80    $ 1,525         $ 1,161
     Refundable income taxes                                                        1,287           1,287
     Other                                                                              -              19
                                                                                  ------------------------
                                                                                  $ 2,812         $ 2,467
                                                                                  ========================

6.   Inventories, net:

     Inventories, net of reserves, consist of the following:
     (in thousands)                                                               6/27/04         12/31/03
     -----------------------------------------------------------------------------------------------------
                                                                                (unaudited)

     Raw materials                                                                $ 1,259         $ 1,110
     Work in process                                                                  377             275
     Finished goods                                                                   309             186
                                                                                  ------------------------
                                                                                  $ 1,945         $ 1,571
                                                                                  ========================

7.   Discontinued Operations:

     During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. subsidiary. As a result of the sale, the Company was required to perform environmental cleanup at the site. During the second quarter of 2004, the Company expensed $110,000 to increase the environmental expense accrual to reflect the revised estimate to complete the next phase of the remediation. This after-tax expense of $110,000 is presented in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations". As of June 27, 2004, $1,060,000 has been expensed for the cleanup and accrued liabilities include $146,000 for future payments. These costs represent the Company's best estimate, but the ultimate costs will not be known until the remediation is complete.


8.   (Loss) Per Share:

     The computation of basic and diluted (loss) per share is computed using the weighted average number of common shares outstanding during the three months and six months ended June 27, 2004 and June 29, 2003. During the three months and six months ended June 27, 2004, 500,938 of common shares issuable under stock options have not been included in the computation of "Diluted (Loss) per Share". During the three months and six months ended June 29, 2003, 578,438 of common shares issuable under stock options have not been included in the computation of "Diluted (Loss) per Share". These shares were not included because of the antidilutive effect of the options since the Company reported a loss from operations in these periods.

9.   Reclassifications:

     Certain reclassifications have been made to the 2003 financial statements to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

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

Management believes that judgments and estimates related to the following critical accounting estimates could materially affect its consolidated financial statements.

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

     Income Taxes - The Company has recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes. The Company must estimate its income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future. Based on our assessment of the realization of these assets, the Company has recorded a valuation allowance of $704,000 at June 27, 2004. In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the deductibility of the disposal of scrap and worthless inventory, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable. In the event that actual results differ from these estimates in future periods, the Company may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $48,000 during the six months ended June 27, 2004. During this period, the Company's continuing operations used cash of $14,000, investing activities used cash of $39,000 and financing activities generated $5,000 in cash.

     Cash used for continuing operations of $14,000 resulted mainly from the net loss of $160,000 adjusted for the non-cash effect of depreciation of $418,000 and the $253,000 increase in working capital. The net increase in working capital was mainly due to a $408,000 increase in trade accounts receivables, a $374,000 increase in inventory offset in part by a $370,000 increase in accounts payable and a $192,000 increase in accrued liabilities. The increase in accounts receivable is mainly due to the increased sales level. Days sales outstanding were 47 days at June 27, 2004 compared to 47 days at December 31, 2003. The inventory increase is mainly to support the increased level of sales and backlog. The increase in accounts payable is primarily due to the timing of inventory purchases. The increase in accrued liabilities was mainly attributable to increases in commissions payable, employee compensation, environmental costs and professional fees.

     During the six months ended June 27, 2004, the Company sold certain pieces of machinery and equipment, received $25,000 in cash and recorded a $13,000 gain on the sale. Capital expenditures amounted to $75,000 during the six months ended June 27, 2004.

     While the Company is projecting a loss in 2004 based on the current conditions in the telecom market, management believes that based on its current working capital and the expected cash flows from operations, the Company's resources are sufficient to meet its financial needs in 2004 including a remaining capital expenditures budget of approximately $175,000.

Off-Balance Sheet Arrangements

     The Company does not maintain any off-balance sheet financing arrangements.


Contractual Obligations

     During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory and production supplies based on projected requirements. At June 27, 2004, the Company has outstanding purchase commitments totaling approximately $666,000, all of which are expected to be fulfilled in 2004.

Results of Operations

     For the quarter and six months ended June 27, 2004, net sales increased $971,000 or 45% and $2,027,000 or 52%, respectively, over the comparable periods in 2003. Sales from the MF Electronics product line acquired at the end of May 2003 accounted for approximately 50% of the sales increase during both these periods. Increased unit sales from the remaining product lines accounted for the majority of the remaining sales increase during these periods. The book-to-bill ratio during the six months ended June 27, 2004 was 1.08 or slightly better than
1.06 during the comparable period in 2003. The Company's backlog amounted to $2.3 million at June 27, 2004 compared to $1.8 million at December 31, 2003 and $1.6 million at June 29, 2003. The Company saw increased activity in the IT markets (servers, switches and storage) and some slight increase in the telecom market beginning during the 1st quarter of 2004. Management believes that the market conditions for the Company's products, in particular those for the telecom market, are slowly starting to stabilize and in fact show modest growth. However, our near-term visibility continues to be poor and we continue to see customer orders for small quantities with near-term delivery dates. Management is not sure of the potential impact on its future operations from the current continuing telecom market uncertainties and our industry's over capacity issues.

     The Company reported a $922,000 gross profit (29% of net sales) in the quarter ended June 27, 2004 versus a $282,000 gross profit (13% of net sales) in the 2003 quarter. For the six months ended June 27, 2004, the gross profit was $1,709,000 (29% of net sales) compared to $367,000 (9% of net sales) in the 2003 period. About 50% of the dollar increase during both of these periods was due to the gross profit provided by the MF Electronics product line sales. During these periods, the remaining increases were generated from the higher margins from the existing product lines resulting mainly from the favorable effect of spreading the fixed overhead costs over the higher sales level. As a percentage of sales, direct labor and raw material costs remained fairly constant during these periods.

     During the quarter ended June 27, 2004, selling and advertising expenses increased $30,000 (8%) over the comparable period in 2003. As a result of the sales increase during 2004, sales commission expense to outside manufacturers' representatives increased $43,000 over 2003 quarter. This commission expense increase was partially offset by reductions in various expense accounts. During the six months ended June 27, 2004, selling and advertising expenses increased $51,000 (7%) over the same period in 2003. Sales commission expense to outside manufacturers' representatives increased $90,000 and travel expenses increased about $12,000 as a result of increased customer visits. These expense increases were partially offset by a $54,000 decrease in personnel expenses.

     During the quarter ended June 27, 2004, general and administrative expenses decreased $7,000 from the comparable 2003 period. A $48,000 reduction in personnel expenses resulting mainly from the integration of the MF Electronics acquisition, offset in part by a $35,000 increase in professional fees, primarily as a result of costs relating to the new financial reporting and corporate governance requirements were the main reasons for the expense reduction. During the six months ended June 27, 2004, general and administrative expenses increased $93,000 (10%) over the same period in 2003. Increases in professional fees of $70,000 and MIS expenses of $31,000, partially offset by reductions in various expense accounts were the main reasons for the expense increase.

     For the quarter and six months ended June 27, 2004, research and development expenses increased $12,000 and $36,000 over the comparable 2003 periods. These increases were primarily due to increased personnel expenses.

     The decreases in interest income during the quarter and six months ended June 27, 2004 from the 2003 periods were mainly due to the lower average cash balances in 2004 and, to a lesser extent, lower interest rates during the current year. The decrease in interest expense from the 2003 amount is due to the Company paying-off the balance of its outstanding term-debt in the first quarter of 2003. During the quarter ended June 27, 2004, the Company sold equipment and realized a $13,000 gain.

     During the quarter and six months ended June 27, 2004, the Company did not provide for income taxes based on the estimated taxable loss this year due to the uncertainty surrounding the realization of these future tax benefits. The estimated effective federal and state income tax rate for 2003 is 33%. The Company is providing a valuation allowance for the full amount of the state income tax benefit in 2003 due to the uncertainty of realization.

     For the quarter ended June 27, 2004, the Company reported an operating loss of $44,000 compared to an operating loss of $649,000 in comparable quarter of 2003. The reduction in operating loss was mainly due to the increases in sales and gross margin in 2004, offset in part by higher operating expenses. During the quarter ended June 27, 2004 the Company reported a $23,000 net loss from continuing operations compared to a net loss of $429,000 from continuing operations in comparable 2003 period. During the quarter ended June 27, 2004, the Company reported an $110,000 loss from discontinued operations. As a result, for the quarter ended June 27, 2004, the Company reported a net loss of $133,000 versus a net loss of $429,000 in 2003.

     For the six months ended June 27, 2004, the Company reported an operating loss of $187,000 compared to an operating loss of $1,349,000 in comparable period of 2003. The reduction in operating loss was mainly due to the increases in sales and gross margin in 2004, offset in part by higher operating expenses. During the six months ended June 27, 2004 the Company reported a $160,000 net loss from continuing operations compared to a net loss of $886,000 from continuing operations in comparable 2003 period. During the six months ended June 27, 2004, the Company reported an $110,000 loss from discontinued operations. As a result, for the six months ended June 27, 2004, the Company reported a net loss of $270,000 versus a net loss of $886,000 in 2003.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at June 27, 2004, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point change in interest rates would result in an approximate $41,600 increase or decrease in interest income.

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

     Changes in internal control.

     During the second quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 6, 2004. Listed below are the matters submitted to stockholders and the results of the stockholder votes.

(1) Election of seven directors
-------------------------------

  Nominee                                  "For"                  "Withheld"
--------------------------------------------------------------------------------

Mario Alosco                             3,648,299                   17,716
Richard W. Anderson                      3,634,142                   31,873
Michael J. Ferrantino                    3,648,087                   17,928
Eli Fleisher                             3,648,889                   17,116
Lawrence Holsborg                        3,611,378                   54,637
John J. McArdle  III                     3,611,099                   54,916
Ted Valpey, Jr.                          3,611,180                   54,835

(2) To approve the amendment to the 2003 Stock Option Plan
----------------------------------------------------------

For                                      2,528,575
Against                                    100,528
Abstain                                     16,624
Broker non-votes                         1,020,288






Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits

     10.1 2003 Stock Option Plan, as amended as of March 24, 2004 (incorporated by reference to Appendix D to the Proxy Statement of Registrant for its Annual Meeting of Stockholders held on May 6, 2004).

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

     (b)   Reports on Form 8-K

           On May 6, 2004, the Registrant filed a report on Form 8-K dated May 6, 2004 reporting under Item 7.(c) Exhibits and Item 12. Results of Operations and Financial Condition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Valpey-Fisher Corporation



Date: August 6, 2004                       By /s/ Michael J. Ferrantino
                                           ----------------------------

                                           Michael J. Ferrantino,
                                           President and Chief Executive Officer


Date:  August 6, 2004                      By /s/ Michael J. Kroll
                                           -----------------------

                                           Michael J. Kroll
                                           Vice President, Treasurer and Chief
                                           Financial Officer