Form 10-Q
period 2004-09-26
VALPEY FISHER CORP
filed 2004-11-05
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

As of November 5, 2004, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,220,315.


                            Valpey-Fisher Corporation

                                    INDEX                                                          PAGE
                                    -----                                                          ----

PART I.  FINANCIAL INFORMATION

 ITEM 1. - Financial Statements - Unaudited

  Consolidated Condensed Balance Sheets - September 26, 2004 and December 31, 2003                  3
  Consolidated Statements of Operations - Three Months and Nine Months Ended
      September 26, 2004 and September 28, 2003                                                     4
  Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended September 26, 2004 and September 28, 2003                                   5
  Notes to Consolidated Condensed Financial Statements                                            6-9

 ITEM 2. - Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                        10-12

 ITEM 3. - Quantitative and Qualitative Disclosures About Market Risk                              13

 ITEM 4. - Controls and Procedures                                                                 13

PART II.  OTHER INFORMATION



 ITEM 6. -  Exhibits and Reports on Form 8-K                                                       14

SIGNATURES                                                                                         15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)


                                                                                 9/26/04     12/31/03
                                                                                 -------     --------
                                                                               (Unaudited)

                ASSETS
Current assets:
  Cash and cash equivalents                                                       $5,880       $4,209
  Receivables, net                                                                 1,414        2,467
  Inventories, net                                                                 1,809        1,571
  Deferred income taxes and other current assets                                     762          675
------------------------------------------------------------------------------------------------------
            Total current assets                                                   9,865        8,922

Property, plant and equipment, at cost                                            10,760       10,752
  Less accumulated depreciation                                                    7,615        7,064
------------------------------------------------------------------------------------------------------
                                                                                   3,145        3,688

Other assets                                                                         143          134
------------------------------------------------------------------------------------------------------
                                                                                 $13,153      $12,744
------------------------------------------------------------------------------------------------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $512         $540
  Accrued liabilities                                                              1,470          900
------------------------------------------------------------------------------------------------------
             Total current liabilities                                             1,982        1,440

Deferred income taxes                                                                611          646

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued
   none                                                                                -            -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
      Issued and outstanding: 4,220,315 and 4,184,815 shares                         211          209
  Capital surplus                                                                  5,078        4,999
  Retained earnings                                                                5,443        5,667
  Less unearned compensation                                                        (172)        (217)
------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                   10,560       10,658
------------------------------------------------------------------------------------------------------
                                                                                 $13,153      $12,744
------------------------------------------------------------------------------------------------------


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Operations
                (In thousands, except per share data) (Unaudited)

                                                       Three Months Ended          Nine Months Ended
                                                       9/26/04        9/28/03       9/26/04     9/28/03
                                                  ----------------------------   ------------------------

Net sales                                               $3,043         $2,190        $8,961      $6,081
Cost of sales                                            2,107          1,916         6,316       5,440
---------------------------------------------------------------------------------------------------------
   Gross profit                                            936            274         2,645         641

Operating expenses:
  Selling and advertising                                  379            287         1,176       1,033
  General and administrative                               467            565         1,455       1,460
  Research and development                                  53             17           164          92
---------------------------------------------------------------------------------------------------------
                                                           899            869         2,795       2,585

Operating profit (loss)                                     37           (595)         (150)     (1,944)

Other income (loss):
  Interest income                                            8              8            22          40
  Interest (expense)                                         -              -             -         (12)
  Gain on sale of assets                                     -              -            13           -
---------------------------------------------------------------------------------------------------------
                                                             8              8            35          28
Earnings (loss) from continuing
 operations before income taxes                             45           (587)         (115)     (1,916)
Income tax benefit                                           -            191             -         634
---------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                  45           (396)         (115)     (1,282)
(Loss) from discontinued operations, net of taxes            -              -          (110)          -
---------------------------------------------------------------------------------------------------------
Net earnings (loss)                                        $45          $(396)        $(225)    $(1,282)
---------------------------------------------------------------------------------------------------------


Basic earnings (loss) per share:
Continuing operations                                     $.01          $(.09)        $(.03)      $(.31)
Discontinued operations                                      -              -          (.02)          -
---------------------------------------------------------------------------------------------------------
                                                          $.01          $(.09)        $(.05)      $(.31)
---------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per share:
Continuing operations                                     $.01          $(.09)        $(.03)      $(.31)
Discontinued operations                                      -              -          (.02)          -
---------------------------------------------------------------------------------------------------------
                                                          $.01          $(.09)        $(.05)      $(.31)
---------------------------------------------------------------------------------------------------------

Weighted average shares:
   Basic                                                 4,217          4,185         4,209       4,189
   Diluted                                               4,263          4,185         4,209       4,189

See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                   Nine Months Ended
                                                                                  --------------------
                                                                                    9/26/04   9/28/03
                                                                                  --------------------
Cash flows from operating activities:
 Net (loss) from continuing operations                                                $(115)  $(1,282)
 Adjustments to reconcile net (loss) to net cash provided
   by operating activities:
    Depreciation and amortization                                                       626       625
    Deferred income taxes                                                                 -        63
    Net non-cash stock compensation                                                      29        27
    Gain on sale of assets                                                              (13)        -
    Changes in operating assets and liabilities, excluding
      the effects of the purchase of MF Electronics                                   1,190     1,557
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             1,717       990
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of MF Electronics                                                               -      (799)
 Capital expenditures                                                                   (95)     (117)
 Collection of note receivables                                                          19        18
 Proceeds from sale of assets                                                            25        65
 Other, net                                                                              (8)       (8)
------------------------------------------------------------------------------------------------------
Net cash (used) by investing activities                                                 (59)     (841)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Stock options exercised                                                                 13         -
 Payments on long-term debt                                                               -    (1,277)
 Purchases of common stock                                                                -       (60)
------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                         13    (1,337)
------------------------------------------------------------------------------------------------------
Net cash (used) by discontinued operations                                                -         -
------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  1,671    (1,188)
Cash and cash equivalents:
Beginning of period                                                                   4,209     5,758
                                                                                  --------------------
End of period                                                                        $5,880    $4,570
                                                                                  --------------------

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

     The Company adopted the disclosure-only option under SFAS No. 123 "Accounting for Stock-Based Compensation." The following table illustrates the effect on net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

                                                                                           Three Months Ended
(in thousands, except per share amounts)                                                   9/26/04          9/28/03
------------------------------------------------------------------------------------------------------ --------------
                                                                                                (unaudited)

Net earnings (loss), as reported                                                       $        45      $    (396)
Deduct: Total stock-based employee compensation expense determined under
              the fair value based method for all awards, net of related tax benefit            (9)           (32)
                                                                                       ------------------------------
Pro forma net earnings (loss)                                                          $        36      $    (428)
                                                                                       ==============================

Basic and diluted earnings (loss) per share, as reported                               $       .01      $    (.09)
                                                                                       ==============================
Basic and diluted earnings (loss) per share, pro forma                                 $       .01      $    (.10)
                                                                                       ==============================



                                                                                               Nine Months Ended
(in thousands, except per share amounts)                                                9/26/04         9/28/03
---------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)

Net (loss), as reported                                                                $      (225)    $  (1,282)
Deduct: Total stock-based employee compensation expense determined under
              the fair value based method for all awards, net of related tax benefit           (41)          (95)
                                                                                       ------------------------------
Pro forma net (loss)                                                                   $      (266)    $  (1,377)
                                                                                       ==============================

Basic and diluted (loss) per share, as reported                                        $      (.05)    $    (.31)
                                                                                       ==============================
Basic and diluted (loss) per share, pro forma                                          $      (.06)    $    (.33)
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

     The following unaudited pro forma financial information presents the results of the Company as if the acquisition of MF was completed January 1, 2003 (in thousands, except for per share amounts):

                                                  Three Months Ended                          Nine Months Ended
                                                        9/28/03                                    9/28/03
---------------------------------------------------------------------------------------------------------------------------------

Net sales                                              $  2,190                                   $  7,972
Net (loss)                                                 (396)                                    (1,694)
Basic and diluted (loss) per share                         (.09)                                      (.40)

     This pro forma financial information is presented for informational purposes and is not necessarily indicative of the Company's operating results if the acquisition had been in effect for the period presented. In addition, this is not intended to be a projection of future results and do not reflect any anticipated cost savings or operating efficiencies that the Company believes are achievable.


4.   Comprehensive Income (Loss):

     During the three months and nine months ended September 26, 2004 and September 28, 2003, there were no differences between comprehensive income
(loss) and net income (loss).

5.       Receivables, net:

         Receivables, net of allowances, consist of the following:

 (in thousands)                                                                9/26/04  12/31/03
-------------------------------------------------------------------------------------------------
                                                                             (unaudited)

Accounts receivable, less allowance for doubtful accounts of $98 and $80        $1,414    $1,161
Refundable income taxes                                                              -     1,287
Other                                                                                -        19
                                                                          -----------------------
                                                                                $1,414    $2,467
                                                                          =======================


6.      Inventories, net:

        Inventories, net of reserves, consist of the following:

(in thousands)                                                                 9/26/04  12/31/03
-------------------------------------------------------------------------------------------------
                                                                              (unaudited)

Raw materials                                                                   $1,245    $1,110
Work in process                                                                    313       275
Finished goods                                                                     251       186
                                                                          -----------------------
                                                                                $1,809    $1,571
                                                                          =======================


7.   Discontinued Operations:

     During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. subsidiary. As a result of the sale, the Company was required to perform environmental cleanup at the site. During the second quarter of 2004, the Company expensed $110,000 to increase the environmental expense accrual to reflect the revised estimate to complete the next phase of the remediation. This after-tax expense of $110,000 is presented in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations". As of September 26, 2004, $1,060,000 has been expensed for the cleanup and accrued liabilities include approximately $145,000 for future payments. These costs represent the Company's best estimate, but the ultimate costs will not be known until the remediation is complete.


8.   Earnings (Loss) Per Share:

     The computation of basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the three months and nine months ended September 26, 2004 and September 28, 2003. The computation of diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and the weighted average number of common shares that would have been outstanding if potentially dilutive common shares relating to stock options had been issued using the treasury stock method during these same periods.

     During the three months ended September 26, 2004, 163,750 of common shares issuable under stock options have not been included in the computation of "Diluted earnings (loss) per share" because the options' exercise price was greater than the average market price. The following table shows the common shares issuable under stock options which have not been included in the computation of "Diluted earnings (loss) per share" because of the anti-dilutive effect of the options since the Company reported a loss from operations in these periods:

                  Period                              Number of common shares
--------------------------------------------------------------------------------

Nine months ended September 26, 2004                              534,438
Three months ended September 28, 2003                             578,438
Nine months ended September 28, 2003                              578,438

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

     Income Taxes - The Company has recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes. The Company must estimate its income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future. Based on our assessment of the realization of these assets, the Company has recorded a valuation allowance of $704,000 at September 26, 2004. In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the deductibility of the disposal of scrap and worthless inventory, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable. In the event that actual results differ from these estimates in future periods, the Company may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.

Liquidity and Capital Resources

     Cash and cash equivalents increased $1,671,000 during the nine months ended September 26, 2004. During this period, the Company's continuing operations generated cash of $1,717,000, investing activities used cash of $59,000 and financing activities generated $13,000 in cash.

     Cash generated from continuing operations of $1,717,000 resulted mainly from the net loss of $115,000 adjusted for the non-cash effect of depreciation of $626,000 and the $1,190,000 reduction in working capital. The net reduction in working capital was mainly due to the receipt of a $1,255,000 tax refund. The $271,000 increase in accounts receivable is mainly due to the increased sales level. Days sales outstanding were 45 days at September 26, 2004 compared to 47 days at December 31, 2003. The inventory increase of $238,000 is mainly to support the increased level of sales and backlog. The increase in accrued liabilities was mainly attributable to increases in commissions payable, employee compensation, environmental costs and professional fees.

     During the nine months ended September 26, 2004, the Company sold certain pieces of machinery and equipment, received $25,000 in cash and recorded a $13,000 gain on the sale. Capital expenditures amounted to $95,000 during the nine months ended September 26, 2004.

     While the Company is projecting a loss in 2004 based on the current conditions in the telecom market, management believes that based on its current working capital and the expected cash flows from operations, the Company's resources are sufficient to meet its financial needs in 2004 including a remaining capital expenditures budget of approximately $150,000.

Off-Balance Sheet Arrangements

     The Company does not maintain any off-balance sheet financing arrangements.


Contractual Obligations

     During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory and production supplies based on projected requirements. At September 26, 2004, the Company has outstanding purchase commitments totaling approximately $481,000, all of which are expected to be fulfilled in less than 1 year.

Results of Operations

     For the quarter and nine months ended September 26, 2004, net sales increased $853,000 or 39% and $2,880,000 or 47%, respectively, over the comparable periods in 2003. Sales from the MF Electronics product line acquired at the end of May 2003 accounted for approximately 40% of the sales increase during the quarter ended September 26, 2004. The remaining sales increase resulted primarily from overall higher average selling prices based on the sales mix. During the nine months ended September 26, 2004, sales from the MF Electronics product line accounted for about 50% of the sales increase. Increased unit sales accounted for the majority of the remaining sales increase during this period. The book-to-bill ratio during the nine months ended September 26, 2004 was slightly better than 1, comparable to that in the same period in 2003. The Company's backlog amounted to $2.0 million at September 26, 2004 compared to $1.8 million at December 31, 2003 and $1.7 million at September 28, 2003. While the Company saw increased activity in the IT markets (servers, switches and storage) and some slight increase in the telecom market during the 1st quarter of 2004, the Company did see some softness in new orders during the 3rd quarter of 2004. Based on input from our customers and outside sales representatives, we feel we will continue to see this market softness in the short-term. Management continues to be unsure of the potential impact on its future operations from the current continuing telecom market uncertainties and our industries over capacity issues.

     The Company reported a $936,000 gross profit (31% of net sales) in the quarter ended September 26, 2004 versus a $274,000 gross profit (13% of net sales) in the 2003 quarter. For the nine months ended September 26, 2004, the gross profit was $2,645,000 (30% of net sales) compared to $641,000 (11% of net sales) in the 2003 period. About 50% of the dollar increase during both of these periods was due to the gross profit provided by the MF Electronics product line sales. During these periods, the remaining increases were generated from the higher margins from the existing product lines resulting mainly from the favorable effect of spreading the fixed overhead costs over the higher sales level. As a percentage of sales, direct labor and raw material costs remained fairly constant during these periods.

     During the quarter ended September 26, 2004, selling and advertising expenses increased $92,000 (32%) over the comparable period in 2003. As a result of the sales increase during 2004, sales commission expense to outside manufacturers' representatives increased $39,000 over 2003 quarter. Increases in bad debt, personnel and advertising expenses mainly accounted for the remaining expense increase. During the nine months ended September 26, 2004, selling and advertising expenses increased $143,000 (14%) over the same period in 2003. An increase of $130,000 in sales commission expense to outside manufacturers' representatives accounted for the majority of the increase.

     During the quarter ended September 26, 2004, general and administrative expenses decreased $98,000 from the comparable 2003 period. A $107,000 reduction in personnel expenses, offset in part by a $25,000 increase in professional fees, was the main reason for the expense reduction. During the nine months ended September 26, 2004, general and administrative expenses decreased $5,000 from the same period in 2003. An $113,000 reduction in personnel expenses, offset in part by a $96,000 increase in professional fees, was the main reason for the expense reduction. The reductions in personnel expenses were mainly attributable to the integration of the MF Electronics acquisition. The increases in professional fees resulted primarily from the costs relating to the new financial reporting and corporate governance requirements.

     For the quarter and nine months ended September 26, 2004, research and development expenses increased $36,000 and $72,000 over the comparable 2003 periods. These increases were primarily due to increased personnel expenses.

     The decrease in interest income during the nine months ended September 26, 2004 from the 2003 period was mainly due to the lower average cash balances in 2004 and, to a lesser extent, lower interest rates during the current year. The decrease in interest expense from the 2003 amount is due to the Company paying-off the balance of its outstanding term-debt in the first quarter of 2003. During the nine months ended September 26, 2004, the Company sold equipment and realized a $13,000 gain.

     During the quarter and nine months ended September 26, 2004, the Company did not provide for income taxes based on the estimated taxable loss this year due to the uncertainty surrounding the realization of these future tax benefits. The estimated effective federal and state income tax rate for 2003 is 33%. The Company is providing a valuation allowance for the full amount of the state income tax benefit in 2003 due to the uncertainty of realization.

     For the quarter ended September 26, 2004, the Company reported an operating profit of $37,000 compared to an operating loss of $595,000 in comparable quarter of 2003. The improvement in operating profit was mainly due to the increases in sales and gross margin in 2004, offset in part by slightly higher operating expenses. During the quarter ended September 26, 2004 the Company reported a $45,000 net profit from continuing operations compared to a net loss of $396,000 from continuing operations in comparable 2003 period.

     For the nine months ended September 26, 2004, the Company reported an operating loss of $150,000 compared to an operating loss of $1,944,000 in comparable period of 2003. The reduction in operating loss was mainly due to the increases in sales and gross margin in 2004, offset in part by higher operating expenses. During the nine months ended September 26, 2004 the Company reported an $115,000 net loss from continuing operations compared to a net loss of $1,282,000 from continuing operations in comparable 2003 period. During the nine months ended September 26, 2004, the Company reported an $110,000 loss from discontinued operations. As a result, for the nine months ended September 26, 2004, the Company reported a net loss of $225,000 versus a net loss of $1,282,000 in 2003.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at September 26, 2004, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point change in interest rates would result in an approximate $58,800 increase or decrease in interest income.

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

     Changes in internal control.

     During the third quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     (b)  Reports on Form 8-K

          On July 30, 2004, the Registrant filed a report on Form 8-K dated July 30, 2004 reporting under Item 7.(c) Exhibits and Item 12. Results of Operations and Financial Condition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Valpey-Fisher Corporation



Date:  November 5, 2004              By /s/ Michael J. Ferrantino
                                     ----------------------------
                                     Michael J. Ferrantino,
                                     President and Chief Executive Officer


Date:  November 5, 2004              By /s/ Michael J. Kroll
                                     -----------------------
                                     Michael J. Kroll
                                     Vice President, Treasurer and Chief
                                     Financial Officer