Form 10-K
period 2004-12-31
VALPEY FISHER CORP
filed 2005-03-25
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
                          -----------------

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

Aggregate market value of voting stock held by non-affiliates: $7,616,578 (computed by reference to the last sales price of such common stock on June 25, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 11, 2005: 4,222,519

Documents incorporated by reference:

Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I

Item 1.  Business
-----------------

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

     Valpey imports sub-assemblies and completed products from various Far East (including China, Japan, South Korea, Philippines, and Taiwan) and Russian suppliers for use in its domestically manufactured product and for resale to its customers.

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

     In recent years, OEMs have outsourced a significant amount of their manufacturing capability to EMS companies. As a result, this has tended to increase the concentration of sales to the EMS companies. Sales to Solectron Corporation, an EMS company, accounted for approximately 11%, 14%, and 22% of Valpey's net sales in 2004, 2003, and 2002, respectively. Sales to Celestica Corporation, an EMS company, accounted for approximately 10% of Valpey's sales in 2004. Sales to Valpey's five largest customers accounted for approximately 33% of its sales in 2004, compared to 35% in 2003 and 46% in 2002. Sales to EMS companies accounted for approximately 37% of Valpey's sales in 2004, compared to 39% in 2003, and 43% in 2002.

     Export sales amounted to approximately 33% of Valpey's sales in 2004, 34% in 2003 and 27% in 2002. Information about export sales is set forth in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference. Valpey's international sales are transacted in U. S. dollars.

Seasonal Fluctuations
---------------------

     During the last few years, the Company has noticed that some of its customers, most notably the EMS companies and the larger OEMs, have closed their manufacturing facilities during the last two or three weeks in December. These facility closures reduce the number of available days to ship these customers in the 4th quarter.

Research and Development
------------------------

     Research and development expenses amounted to $218,000 in 2004, $107,000 in 2003 and $135,000 in 2002. During 2005, Valpey intends to increase its efforts to develop new products that provide additional functions such as filtering and amplification which would leverage off the Company's expertise in the timing area.

Backlog
-------

     Valpey's backlog of firm orders was approximately $1,800,000 at both December 31, 2004 and 2003. Valpey expects to ship the entire December 31, 2004 backlog during 2005.

Competition
-----------

     There are many domestic and foreign suppliers of quartz crystals and oscillators. A number of the competitors are larger and have greater resources than the Company, for instance Vectron International (a division of Dover Corporation) and CTS Corporation. In addition, foreign competitors, particularly from the Far East, continue to dominate the U.S. markets. However, Valpey believes it can maintain a competitive position in its business based on its quality, strong design and application engineering, responsive customer service and a willingness to provide specialty small quantity orders.

Manufacturing
-------------

     Valpey's manufacturing facility is located in Hopkinton, Massachusetts. Valpey has been ISO-9001 certified for the design and manufacture of crystals and crystal oscillators since 1997.

     Valpey imports certain raw material and finished product from a supplier in Omsk, Russia. At December 31, 2004, Valpey had approximately $230,000 of its equipment being used by this supplier located in Russia.

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

     As a result of the sale of its Bergen Cable subsidiary in 1998, the Company is performing environmental clean up at that site. See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference.

Employees
---------

     At December 31, 2004, the Company employed 63 full-time employees. No employees of the Company are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

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

     The Company believes its facility is suitable for its current use and is adequate to satisfy its current production capacity needs.


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

Executive Officers of the Registrant
------------------------------------

     The names, ages and offices of the executive officers of the Company are as follows:

       Name                Age             Office
--------------------       ---             ------

Ted Valpey, Jr.             72     Chairman
Michael J. Ferrantino       62     President and Chief Executive Officer
Michael J. Kroll            56     Vice President, Treasurer and Chief Financial
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

     Mr. Kroll has been Vice President and Treasurer of the Registrant since 1982 and was named Chief Financial Officer in May 2002.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters
------------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

     Valpey-Fisher common stock is listed and traded on the American Stock Exchange under the symbol VPF. The range of high and low prices each quarter for the past two years is shown below:

For the years ended December 31,                                         2004                          2003
----------------------------------------------------------- -----------------------------------------------------------
                                                                 High           Low            High           Low
----------------------------------------------------------- -------------- -------------- -------------- --------------
      4th quarter                                               $4.30          $3.06          $3.27          $2.83
----------------------------------------------------------- -------------- -------------- -------------- --------------
      3rd quarter                                                4.39           3.00           3.59           2.15
----------------------------------------------------------- -------------- -------------- -------------- --------------
      2nd quarter                                                3.85           2.86           3.75           2.30
----------------------------------------------------------- -------------- -------------- -------------- --------------
      1st quarter                                                4.15           2.90           2.75           2.40
----------------------------------------------------------- -------------- -------------- -------------- --------------

     No dividend was paid in 2004 or 2003.

     The number of stockholders of record on March 9, 2005 was 764. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.


     Equity Compensation Plan Information

     The following table presents information as of December 31, 2004 regarding the number of shares of the Registrant's common stock that may be issued under the Registrant's equity compensation plans.

                                                                                          Number of securities
                                                                                          remaining available for
                                                                                          future issuance under
                                Number of securities to be   Weighted-average exercise    equity compensation plans
                                issued upon exercise of      price of outstanding         (excluding securities
                                outstanding options,         options, warrants and        reflected in the first
     Plan Category              warrants and rights          rights                       column)
-------------------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by security holders
(1)                                     532,234                      $3.40                         301,666
Equity compensation plans not
approved by security holders
(2)                                         -0-                        -0-                             -0-

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

Stock Repurchases

     At December 31, 2004, under prior authorizations from the Board of Directors, the Company is authorized to purchase up to 233,500 shares of common stock through the open market or negotiated transactions.

     The Company made no repurchases of its common stock in the fourth quarter of 2004.

Item 6. Selected Financial Data
-------------------------------

-----------------------------------------------------------------------------------------------
Years Ended December 31,                         2004      2003      2002      2001      2000
===============================================================================================
Continuing operations:
-----------------------------------------------------------------------------------------------
    Net sales                                  $11,545   $ 8,496   $ 7,294   $16,897   $26,408
-----------------------------------------------------------------------------------------------
    Gross profit (loss)                          3,260       989    (1,211)    2,287     7,861
-----------------------------------------------------------------------------------------------
    Earnings (loss) before income taxes            (55)   (2,423)   (3,988)    4,294     5,019
-----------------------------------------------------------------------------------------------
    Income (taxes) benefit                           -     1,023     1,198    (1,543)   (1,950)
-----------------------------------------------------------------------------------------------
    Earnings (loss)                                (55)   (1,400)   (2,790)    2,751     3,069
-----------------------------------------------------------------------------------------------
Discontinued operations- net of income
-----------------------------------------------------------------------------------------------
 tax expense (benefit)                            (110)        -       (99)        -       (90)
===============================================================================================
Net earnings (loss)                            $  (165)  $(1,400)  $(2,889)  $ 2,751   $ 2,979
===============================================================================================
Basic earnings (loss) per share: (1)
-----------------------------------------------------------------------------------------------
    Continuing operations                      $  (.01)  $  (.33)  $  (.67)  $   .66   $   .75
-----------------------------------------------------------------------------------------------
    Discontinued operations                       (.03)        -      (.02)        -      (.02)
===============================================================================================
                                               $  (.04)  $  (.33)  $  (.69)  $   .66   $   .73
===============================================================================================
Diluted earnings (loss) per share: (1)
-----------------------------------------------------------------------------------------------
    Continuing operations                      $  (.01)  $  (.33)  $  (.67)  $   .64   $   .70
-----------------------------------------------------------------------------------------------
    Discontinued operations                       (.03)        -      (.02)        -      (.02)
===============================================================================================
                                               $  (.04)  $  (.33)  $  (.69)  $   .64   $   .68
===============================================================================================
Cash dividends per share (1)                   $     -   $     -   $     -   $     -   $   .13
===============================================================================================
Total assets, end of year                      $12,864   $12,744   $15,151   $18,841   $19,654
===============================================================================================
Long-term debt, end of year                    $     -   $     -   $     -   $ 1,277   $     -
===============================================================================================

(1) Amounts reflect the 3-for-2 stock split distributed on November 27, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

     Income Taxes - The Company has recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes. The Company must estimate its income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future. Based on our assessment of the realization of these assets, the Company has recorded a valuation allowance of $774,000 at December 31, 2004. In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the deductibility of the disposal of scrap and worthless inventory, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable. In the event that actual results differ from these estimates in future periods, the Company may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.

Financial Condition and Liquidity

     Cash and cash equivalents amounted to $6,455,000 at December 31, 2004, an increase of $2,246,000 over the December 31, 2003 level. During 2004, the Company's continuing operations provided cash of $2,334,000, investing activities used cash of $105,000 and financing activities provided cash of $17,000.

     Cash provided from operations of $2,334,000 resulted mainly from the net loss of $55,000 adjusted for the non-cash effect of depreciation of $819,000 and the $1,516,000 reduction in working capital. The net reduction in working capital was mainly due to the receipt of a $1,255,000 tax refund. Accounts receivable remained fairly level with 2003, however, the days sales outstanding improved to 44 days in 2004 compared to 47 days in 2003. While sales increased 36% over 2003, inventory declined about 4% mainly due to orders being filled from existing inventory and a continuing control of inventory levels. The decrease in accounts payable is mainly due to the timing of inventory and capital equipment purchases. The increase in accrued liabilities over 2003 was mainly attributable to increases in employee compensation, environmental costs and commissions payable.

     Capital expenditures amounted to $141,000 in 2004. The Company`s budget for 2005 capital expenditures is approximately $350,000. During 2004, the Company sold certain pieces of machinery and equipment, received $25,000 in cash and recorded a $14,000 gain on the sale.

     Management believes that based on its current working capital and the expected cash flows from operations the Company's resources are sufficient to meet its financial needs and to fund the capital expenditures for the projected levels of business in 2005.

Results of Operations - 2004 versus 2003

     Net sales increased $3,049,000 or 36% over 2003. Sales from the MF Electronics product line acquired at the end of May 2003 accounted for approximately 50% of the sales increase. The remaining sales increase resulted from both overall higher average selling prices and an increase in the number of units sold. The book-to-bill ratio for 2004 was 1.01 compared to 1.05 in 2003. The Company's backlog amounted to $1.8 million at both December 31, 2004 and 2003. While the Company saw increased activity in the IT markets (servers, switches and storage) and some slight increase in the telecom market during the 1st half of 2004, the Company did see some softness in new orders during the 2nd half of 2004. Based on input from our customers and outside sales representatives, we feel we will continue to see this market softness in the short-term. Management continues to be unsure of the potential impact on its future operations from the current continuing telecom market uncertainties and our industries over capacity issues.

     The Company reported a $3,260,000 gross profit (28% of net sales) in 2004 versus a $989,000 gross profit (12% of net sales) in 2003. About 50% of the dollar increase was due to the gross profit provided by the MF Electronics product line sales. The remaining increase was mainly attributable to the favorable effect of spreading the fixed overhead costs over the higher sales level. As a percentage of sales, direct labor cost remained fairly constant during the years, while raw material costs in 2004 decreased slightly from that in 2003 mainly due to product mix changes.

     Selling and advertising expenses were mainly equal to that in 2003, but decreased as a percentage of sales from 16.5% in 2003 to 12.2% in 2004. Increases in sales commission expense to outside manufacturers' representatives and advertising expense were offset by reductions in personnel and bad debt expenses.

     General and administrative expenses decreased $199,600 from 2003 and as a percentage of sales amounted to 15.0% in 2004 compared to 22.8% in 2003. A reduction in personnel expenses due to the integration of the MF Electronics acquisition was the main reason for the expense decrease.

     Research and development expenses increased $111,400 over 2003 primarily due to increased personnel expenses.

     The decrease in interest income during 2004 from 2003 was mainly due to the lower average cash balances in 2004 and, to a lesser extent, lower interest rates during the current year. The decrease in interest expense from the 2003 amount is due to the Company paying-off the balance of its outstanding term-debt in the first quarter of 2003. During 2004, the Company sold equipment and realized a $14,000 gain.

     For 2004, no provision for income taxes has been recorded. While for financial reporting purposes the Company recorded a loss, no income tax benefit was provided as the Company recorded a valuation allowance of $70,000. Due to the uncertainty surrounding the realization of future tax benefits a full valuation allowance has been provided for the net deferred tax assets. The estimated effective federal and state income tax rate for 2003 is 42%. During both years, the Company is providing a valuation allowance for the full amount of the state income tax benefit due to the uncertainty of realization.

     Based on the increase in sales and gross profit over 2003 and the reduction in operating expenses in 2004, the Company reported an operating loss of $104,000 in 2004 compared to an operating loss of $2,460,000 in 2003. Nonoperating income amounted to $48,000 in 2004 versus $37,000 in 2003. As a result, the Company reported a pre-tax loss from continuing operations of $55,000 in 2004 compared to a pre-tax loss of $2,423,000 in 2003. Discontinued operations, net of income taxes, reported a loss of $110,000 in 2004. In total, the Company reported a consolidated net loss of $165,000 in 2004 versus a consolidated net loss of $1,400,000 in 2003.

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

     The Company reported a $989,000 gross profit in 2003 compared to a $1,211,000 gross loss in 2002. The main reasons for the improvement in the 2003 gross profit were a reduction in the provision for excess and obsolete inventory of $868,000, a $348,000 decrease in overhead expenses mainly due to reductions in personnel expense and operating supplies compared to 2002 and the $557,000 of gross profit generated by the MF sales in 2003. Raw material costs, as a percentage of sales, decreased about 6% from 2002 mainly as a result of product mix changes and 2003 direct labor remained fairly consistent as a percentage of sales with 2002.

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

     Research and development expenses decreased $28,000, mainly due to a reduction in supplies.

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

Contractual Obligations

     During the normal course of business, the Company incurs certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on its projected requirements. At December 31, 2004, the Company has outstanding purchase commitments approximating $427,000, all of which are expected to be fulfilled in 2005. At December 31, 2004, the Company did not have any contractual obligations for capital leases, operating leases or long-term debt.

Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, but not limited to: the Company's ability to achieve profitability, the current production over-capacity within the suppliers of frequency control devices, the ability to develop, market and manufacture new innovative products competitively, the fluctuations in product demand of the telecommunications industry, the ability of the Company and its suppliers to produce and deliver materials and products competitively, and the ability to limit the amount of the negative effect on operating results caused by pricing pressure, and the Company's ability to comply with Section 404 of the Sarbanes-Oxley Act.

Recent accounting pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued and subsequently revised FAS Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities". FIN 46 requires existing, unconsolidated variable interest entities ("VIES") to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. To date, we have not created any VIE nor obtained an interest in any VIE for which we would be required to apply the consolidation provisions of FIN 46.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our financial position, results of operations and cash flows.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4, "Inventory Pricing". This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effects of this statement, which we are required to adopt effective January 1, 2006, on our financial position, results of operations and cash flow.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. We are evaluating the alternatives under the standard, which we are required to adopt in the third quarter of 2005.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are evaluating the impact of this statement on our financial position, results of operations and cash flow.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at December 31, 2004, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decline in interest rates would result in an approximate $64,500 increase or decrease in interest income.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

Valpey-Fisher Corporation
Consolidated Balance Sheets

December 31,                                                2004           2003
================================================================================
Assets
Current assets:
--------------------------------------------------------------------------------
   Cash and cash equivalents                         $ 6,455,273    $ 4,209,355
--------------------------------------------------------------------------------
   Receivables, net                                    1,137,437      2,466,715
--------------------------------------------------------------------------------
   Inventories                                         1,500,695      1,570,973
--------------------------------------------------------------------------------
   Deferred income taxes and other current assets        629,099        674,932
================================================================================
   Total current assets                                9,722,504      8,921,975
================================================================================
Property, plant and equipment, at cost:
--------------------------------------------------------------------------------
   Land and improvements                                 226,505        226,505
--------------------------------------------------------------------------------
   Buildings and improvements                          2,037,058      2,030,558
--------------------------------------------------------------------------------
   Machinery and equipment                             8,543,017      8,495,386
================================================================================
                                                      10,806,580     10,752,449
--------------------------------------------------------------------------------
   Less accumulated depreciation                       7,807,727      7,064,497
================================================================================
                                                       2,998,853      3,687,952
================================================================================
Other assets                                             142,630        134,565
================================================================================
                                                     $12,863,987    $12,744,492
================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
--------------------------------------------------------------------------------
   Accounts payable                                  $   409,413    $   539,936
--------------------------------------------------------------------------------
   Accrued liabilities                                 1,245,779        900,275
================================================================================
   Total current liabilities                           1,655,192      1,440,211
================================================================================
Deferred income taxes                                    578,117        646,231
--------------------------------------------------------------------------------
Commitments and contingencies                                  -              -
--------------------------------------------------------------------------------
Stockholders' equity:
--------------------------------------------------------------------------------
   Preferred stock, $1.00 par value-Authorized
    1,000,000 shares; issued, none                             -              -
--------------------------------------------------------------------------------
   Common stock, $.05 par value-Authorized
    10,000,000 shares; issued and outstanding:
    4,222,519 and 4,184,815 shares                       211,126        209,241
--------------------------------------------------------------------------------
   Capital surplus                                     5,076,082      4,998,453
--------------------------------------------------------------------------------
   Retained earnings                                   5,501,970      5,667,356
--------------------------------------------------------------------------------
   Less unearned compensation                           (158,500)      (217,000)
================================================================================
   Total stockholders' equity                         10,630,678     10,658,050
================================================================================
                                                     $12,863,987    $12,744,492
================================================================================

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Operations

For the Years Ended December 31,               2004          2003          2002
================================================================================
Net sales                               $11,545,159   $ 8,495,770   $ 7,294,214
--------------------------------------------------------------------------------
Cost of sales                             8,284,788     7,506,406     8,505,146
================================================================================
   Gross profit (loss)                    3,260,371       989,364    (1,210,932)
================================================================================
Selling and advertising expenses          1,409,361     1,406,007     1,456,295
--------------------------------------------------------------------------------
General and administrative expenses       1,736,619     1,936,248     1,398,775
--------------------------------------------------------------------------------
Research and development expenses           218,164       106,791       135,190
================================================================================
                                          3,364,144     3,449,046     2,990,260
================================================================================
   Operating (loss)                        (103,773)   (2,459,682)   (4,201,192)
--------------------------------------------------------------------------------
Other income (expense):
--------------------------------------------------------------------------------
   Interest income                           34,720        48,537       107,571
--------------------------------------------------------------------------------
   Interest expense                               -       (11,941)      (81,522)
--------------------------------------------------------------------------------
   Gains on sales of assets                  13,667             -       187,406
================================================================================
                                             48,387        36,596       213,455
================================================================================
(Loss) from continuing operations
 before income taxes                        (55,386)   (2,423,086)   (3,987,737)
--------------------------------------------------------------------------------
Income tax benefit                                -     1,023,000     1,198,000
================================================================================
(Loss) from continuing operations           (55,386)   (1,400,086)   (2,789,737)
--------------------------------------------------------------------------------
(Loss) from discontinued operations        (110,000)            -       (99,000)
================================================================================
Net (loss)                              $  (165,386)  $(1,400,086)  $(2,888,737)
================================================================================

Basic and diluted (loss) per share:
--------------------------------------------------------------------------------
   Continuing operations                $      (.01)  $      (.33)  $      (.67)
--------------------------------------------------------------------------------
   Discontinued operations                     (.03)          .00          (.02)
================================================================================
                                        $      (.04)  $      (.33)  $      (.69)
================================================================================


See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Cash Flows

For the Years Ended December 31,               2004          2003          2002
================================================================================
Cash Flows from Operating Activities:
   (Loss) from continuing operations    $   (55,386)  $(1,400,086)  $(2,789,737)
   Adjustments to reconcile (loss)
    from continuing operations to net
    cash provided by operating
    activities:
      Depreciation and amortization         818,838       833,201       848,342
      Changes in deferred income taxes       32,000       287,000       254,516
      Gains on sales of assets              (13,667)            -      (187,406)
      Non-cash restricted stock
       compensation, net of taxes            35,500        35,500       125,400
   Changes in assets and liabilities,
    excluding the effects of the
    purchase of MF Electronics:
      Receivables, net                    1,277,984       (41,373)    1,054,145
      Inventories                            70,278       581,913     2,441,429
      Other current assets                  (22,338)       36,460        54,622
      Accounts payable and accrued
       liabilities                          190,531       309,227    (1,437,731)
================================================================================
   Net cash provided by operating
    activities                            2,333,740       641,842       363,580
================================================================================
Cash Flows from Investing Activities:
   Capital expenditures                    (140,672)     (153,863)     (254,987)
   Purchase of MF Electronics                     -      (798,762)            -
   Collection of notes receivable            19,351        24,178       141,729
   Proceeds from sales of assets             24,600        82,450       187,406
   Other, net                                (8,065)       (8,065)       (8,065)
================================================================================
   Net cash provided (used) by
    investing activities                   (104,786)     (854,062)       66,083
================================================================================
Cash Flows from Financing Activities:
   Payments on long-term debt                     -    (1,277,402)     (403,389)
   Purchases of common stock                      -       (59,078)     (133,974)
   Stock options exercised                   16,964             -         5,000
================================================================================
   Net cash provided (used) by
    financing activities                     16,964    (1,336,480)     (532,363)
================================================================================
Cash (Used) by Discontinued Operations            -             -       (99,000)
================================================================================
Net Increase (Decrease) in Cash and
 Cash Equivalents                         2,245,918    (1,548,700)     (201,700)
Cash and Cash Equivalents at beginning
 of year                                  4,209,355     5,758,055     5,959,755
================================================================================
Cash and Cash Equivalents at end of
 year                                   $ 6,455,273   $ 4,209,355   $ 5,758,055
================================================================================
Supplemental Disclosures of Cash Flow
 Information
   Cash paid during the year by
    continuing operations for:
      Interest                          $         -   $    11,941   $    81,522
      Income taxes                      $         -   $         -   $         -

Noncash Investing and Financing Activities:

In 2004, the Company issued 29,500 shares of common stock valued at $85,550 to four employees in payment for a bonus accrued in 2003.

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

Valpey-Fisher Corporation
Consolidated Statements of Stockholders' Equity

                                                       Common       Stock
                                                     -------------------------     Capital      Retained      Unearned
                                                        Shares        Amount       Surplus      Earnings   Compensation
========================================================================================================================
Balance, January 1, 2002                              4,152,515      $207,626    $4,810,220    $9,956,179     $       -
------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                    -             -             -    (2,888,737)            -
------------------------------------------------------------------------------------------------------------------------
Issuance of restricted stock                            100,000         5,000       290,000             -      (290,000)
------------------------------------------------------------------------------------------------------------------------
Purchases and retirement of
 common stock                                           (45,400)       (2,270)     (131,704)            -             -
------------------------------------------------------------------------------------------------------------------------
Amortization of restricted stock grant                        -             -             -             -        14,500
------------------------------------------------------------------------------------------------------------------------
Tax benefit of restricted stock grant                         -             -       110,900             -             -
========================================================================================================================
Balance, December 31, 2002                            4,207,115       210,356     5,079,416     7,067,442      (275,500)
------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                    -             -             -    (1,400,086)            -
------------------------------------------------------------------------------------------------------------------------
Purchases and retirement of
 common stock                                           (22,300)       (1,115)      (57,963)            -             -
------------------------------------------------------------------------------------------------------------------------
Amortization of restricted stock grant                        -             -             -             -        58,500
------------------------------------------------------------------------------------------------------------------------
Tax effect of restricted stock grant                          -             -       (23,000)            -             -
========================================================================================================================
Balance, December 31, 2003                            4,184,815       209,241     4,998,453     5,667,356      (217,000)
------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                    -             -             -      (165,386)            -
------------------------------------------------------------------------------------------------------------------------
Amortization of restricted stock grant                        -             -             -             -        58,500
------------------------------------------------------------------------------------------------------------------------
Tax effect of restricted stock grant                          -             -       (23,000)            -             -
------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                                37,704         1,885       100,629             -             -
========================================================================================================================
Balance, December 31, 2004                            4,222,519      $211,126    $5,076,082    $5,501,970     $(158,500)
========================================================================================================================

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

     Cash equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. At December 31, 2004, the majority of the Company's cash and cash equivalents balance were in excess of the applicable insurance limits.

     Inventories - Inventories are stated at the lower of cost or market and are determined by the first-in, first out method (FIFO).

     Property, plant and equipment - The Company uses the straight-line method of providing for depreciation of property, plant and equipment for financial reporting purposes and accelerated methods for tax purposes. The estimated lives used to compute depreciation are as follows: land improvements - 10 years, building and improvements - 15 to 40 years and machinery and equipment - 3 to 10 years.

     Revenue recognition - Revenue is recognized when an agreement of sale exists, product delivery has occurred, title has passed, pricing is fixed or determinable, and collection is reasonably assured.

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

Valpey-Fisher Corporation
Notes Continued

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

For the Year Ended December 31,                                          2004               2003               2002
=====================================================================================================================
  Net (loss), as reported                                        $   (165,386)      $ (1,400,086)      $ (2,888,737)
---------------------------------------------------------------------------------------------------------------------
  Deduct: Total stock-based employee
   compensation expense determined under the
   fair value based method for all awards, net of
   related tax effects                                                (55,299)          (111,809)          (123,442)
=====================================================================================================================
Pro forma net (loss)                                             $   (220,685)      $ (1,511,895)      $ (3,012,179)
=====================================================================================================================


Basic and diluted net (loss) per share, as reported                    $ (.04)            $ (.33)            $ (.69)
---------------------------------------------------------------------------------------------------------------------
Basic and diluted net (loss) per share, pro forma                      $ (.05)            $ (.36)            $ (.72)
---------------------------------------------------------------------------------------------------------------------

     For purposes of the above pro forma disclosures, the estimated fair value of the options is amortized to expense over the five-year vesting period of the options. The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-assumptions:

                                                                                 For the Year Ended December 31,
                                                                           ------------------------------------------
                                                                                2004          2003          2002
                                                                           ------------------------------------------
              Expected dividend yield                                             0%            0%            0%
---------------------------------------------------------------------------------------------------------------------
              Risk-free interest rate                                           4.4%          3.3%          3.4%
---------------------------------------------------------------------------------------------------------------------
              Expected life of options in years                                   7             7             7
---------------------------------------------------------------------------------------------------------------------
              Assumed volatility                                                 60%           59%           61%
---------------------------------------------------------------------------------------------------------------------
              Estimated fair value per share at date of grant                 $1.65         $1.60         $1.79
---------------------------------------------------------------------------------------------------------------------

     Comprehensive income (loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31, 2004, 2003, and 2002, the Company had no items of other comprehensive income (loss).

     Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Valpey-Fisher Corporation
Notes Continued

     Recent accounting pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued and subsequently revised FAS Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities". FIN 46 requires existing, unconsolidated variable interest entities ("VIES") to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. To date, the Company has not created any VIE nor obtained an interest in any VIE for which it would be required to apply the consolidation provisions of FIN 46.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our financial position, results of operations and cash flows.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4, "Inventory Pricing". This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effects of this statement, which it is required to adopt effective January 1, 2006, on its financial position, results of operations and cash flow.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. The Company is evaluating the alternatives under the standard, which it is required to adopt in the third quarter of 2005.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is evaluating the impact of this statement on the Company's financial position, results of operations and cash flow.

Valpey-Fisher Corporation
Notes Continued

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

     The following table presents the allocation of the purchase price, including transaction costs of $50,000, to the assets acquired and liabilities assumed, based on their fair values:

       (in thousands)
       Accounts receivable                                       $     343
       Inventory                                                       125
       Machinery and equipment                                         516
       Trade accounts payable and accrued expenses                    (135)
                                                                 ----------
                                                                 $     849
                                                                 ==========

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


 (in thousands, except for per share amounts)
================================================================================
                                                      2003            2002
================================================================================
Net sales                                          $ 10,387        $ 13,767
Net earnings (loss)                                $ (1,762)       $ (3,341)
Basic earnings (loss) per share                      $ (.42)         $ (.80)
Diluted earnings (loss) per share                    $ (.42)         $ (.80)


(4) Gains on Sales of Assets:

     As part of the proceeds from the sale of its Bergen Cable Technologies, Inc. subsidiary, ("BCT") in 1998 (see Note 5), in 2002, the Company received $32,400 in cash as its final payment on a note receivable related to the sale and recorded a pre-tax gain of $32,400 on the sale. The Company had deferred any gain on its share of the note receivable pending collection of the note. In addition, in 2002, the Company received $155,000 in cash representing its final share of the net escrow balance from the sale and reported this amount as a gain on the sale of assets.

Valpey-Fisher Corporation
Notes Continued

(5) Discontinued Operations:

     In 1998, the Company sold all the assets of BCT (see Note 4). As a result of this sale, the Company was required to perform environmental cleanup at the BCT site. During 2004, the Company expensed $110,000 to increase the environmental expense accrual to reflect the revised estimate to complete the remediation. During 2002, the Company expensed $150,000 ($99,000 after-tax) to increase the environmental expense accrual to reflect the revised estimate to complete the remediation. These expense amounts are presented in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations". As of December 31, 2004, a total of $1,060,000 has been expensed for the cleanup and $143,000 (see Note 10) is accrued for future payments. The Company has set up an escrow remediation trust fund ("fund") of approximately $100,000 to cover the periodic payments as required. This fund is included in the cash and cash equivalents account in the consolidated balance sheet. These costs represent the Company's best estimate, but the ultimate costs will not be known until the remediation is complete.

(6) Receivables, net: Receivables, net of allowances, consist of the following:
                                                                                                           2004            2003
================================================================================================================================
Accounts receivable, less allowance for doubtful accounts of $100,000 and $80,000                    $1,137,437      $1,160,364
--------------------------------------------------------------------------------------------------------------------------------
Refundable income taxes                                                                                       -       1,287,000
--------------------------------------------------------------------------------------------------------------------------------
Amount due from the sale of assets                                                                            -          19,351
================================================================================================================================
                                                                                                     $1,137,437      $2,466,715
================================================================================================================================

(7) Inventories, net: Inventories, net of reserves, consist of the following:                              2004            2003
================================================================================================================================
Raw materials                                                                                          $964,319      $1,110,035
--------------------------------------------------------------------------------------------------------------------------------
Work in process                                                                                         203,967         274,583
--------------------------------------------------------------------------------------------------------------------------------
Finished goods                                                                                          332,409         186,355
================================================================================================================================
                                                                                                     $1,500,695      $1,570,973
================================================================================================================================


(8) Income Taxes: The components of the provision (benefit) for income taxes are as follows:
                                                                                           2004            2003            2002
================================================================================================================================
Current:
--------------------------------------------------------------------------------------------------------------------------------
    Federal (excluding $(51,000) income tax (benefit) from
     discontinued operations in 2002)                                               $         -     $(1,287,000)    $(1,324,000)
--------------------------------------------------------------------------------------------------------------------------------
    State                                                                                     -               -               -
================================================================================================================================
                                                                                              -      (1,287,000)     (1,324,000)
================================================================================================================================
Deferred:
--------------------------------------------------------------------------------------------------------------------------------
    Federal                                                                             (47,500)        418,000         (31,000)
--------------------------------------------------------------------------------------------------------------------------------
    State                                                                               (22,500)       (227,000)       (474,000)
================================================================================================================================
                                                                                        (70,000)        191,000        (505,000)
================================================================================================================================
Valuation allowance                                                                      70,000          73,000         631,000
================================================================================================================================
    Total                                                                           $         -     $(1,023,000)    $(1,198,000)
================================================================================================================================

Valpey-Fisher Corporation
Notes Continued

     The total income tax provision (benefit) differs from that computed by applying the federal income tax rate to income before income taxes. The reasons for the difference are as follows:


                                                                                           2004            2003            2002
================================================================================================================================
Income taxes at statutory rates                                                     $   (56,230)    $  (823,850)    $(1,355,800)
--------------------------------------------------------------------------------------------------------------------------------
State income tax, net of federal tax benefit                                            (10,170)       (276,600)       (241,400)
--------------------------------------------------------------------------------------------------------------------------------
Change in valuation allowance                                                            70,000          73,000         631,000
--------------------------------------------------------------------------------------------------------------------------------
Reversal of accruals                                                                     (9,000)              -        (235,000)
--------------------------------------------------------------------------------------------------------------------------------
Other, net                                                                                5,400           4,450           3,200
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    $         -     $(1,023,000)    $(1,198,000)
================================================================================================================================

     The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

                                                                                                           2004            2003
================================================================================================================================
Deferred tax assets:
--------------------------------------------------------------------------------------------------------------------------------
    Inventory valuation                                                                              $  612,400      $  662,000
--------------------------------------------------------------------------------------------------------------------------------
    State tax loss carryforward                                                                         623,000         619,000
--------------------------------------------------------------------------------------------------------------------------------
    Accruals and allowances                                                                             106,300          69,200
--------------------------------------------------------------------------------------------------------------------------------
    Alternate minimum tax credit carryforward (no expiration)                                            10,400               -
--------------------------------------------------------------------------------------------------------------------------------
    Valuation allowance                                                                                (774,000)       (704,000)
================================================================================================================================
    Net deferred tax assets                                                                             578,100         646,200
================================================================================================================================

--------------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
--------------------------------------------------------------------------------------------------------------------------------
    Depreciation                                                                                        364,000         376,600
--------------------------------------------------------------------------------------------------------------------------------
    DISC commissions                                                                                    214,100         269,600
================================================================================================================================
    Total deferred tax liabilities                                                                      578,100         646,200
================================================================================================================================
Net deferred tax assets                                                                              $        -      $        -
================================================================================================================================

     At December 31, 2004, the Company has state tax loss benefit carryforwards of $623,000 that begin to expire in 2007. Due to the uncertainty of the realization of this state tax benefit and management's estimate that operating income and the reversal of future taxable temporary differences will more likely than not be sufficient to recognize all of the other deferred tax assets, the Company has established a valuation allowance of $774,000 at December 31, 2004. Other current assets include deferred income taxes of approximately $578,100 in 2004 and $646,200 in 2003.

(9) Profit Sharing and Savings Plan: The Company has a trusteed profit sharing 401(k) plan that covers all qualified employees. Under the profit sharing section of the plan, the Company may make contributions to the plan at the discretion of the Board of Directors. Profit sharing expenses amounted to $ 0 in 2004, 2003 and 2002. Under the 401(k) section of the plan, the Company matched 50% of employee contributions up to 6% of compensation. Total Company contributions charged to operations were approximately $74,000 in 2004, $67,000 in 2003 and $58,000 in 2002.

Valpey-Fisher Corporation
Notes Continued


(10) Accrued Liabilities: Accrued liabilities consist of the following items:                              2004            2003
================================================================================================================================
Employee compensation                                                                                $  585,100      $  396,200
--------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                                                             95,800         105,300
--------------------------------------------------------------------------------------------------------------------------------
Professional fees                                                                                       108,900          90,000
--------------------------------------------------------------------------------------------------------------------------------
Environmental costs (see Note 5)                                                                        142,900          74,000
--------------------------------------------------------------------------------------------------------------------------------
Commissions                                                                                              83,700          43,200
--------------------------------------------------------------------------------------------------------------------------------
Other                                                                                                   229,379         191,575
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $1,245,779      $  900,275
================================================================================================================================

(11) Debt: At December 31, 2004, the Company had no outstanding credit arrangements with banks or any other financial institution.

(12) Stockholders' Equity: The Company has 4,222,519 and 4,184,815 shares of its $.05 par value Common Stock outstanding at December 31, 2004 and 2003, respectively.

     In 2004, the Company issued options to four employees for 29,500 shares of common stock in payment for a bonus accrued in 2003. The option price was $.05 per share. At the date of grant, the fair market value of the 29,500 shares of common stock less the option price was $85,550.

     During 2003, the Company acquired 22,300 shares of common stock at a cost of $59,000 and retired the shares. At December 31, 2004, under prior authorizations from the Board of Directors, the Company is authorized to purchase up to an additional 233,500 shares of stock through the open market or negotiated transactions.

     In the fourth quarter of 2002, the Company granted 100,000 shares of restricted stock to the President and Chief Executive Officer for $5,000. The shares issued under a Restricted Stock Agreement vest over a period of five years. Unearned compensation was recorded at the date of the grant based on the market value of $295,000. Unearned compensation, which is shown as a separate component of stockholders' equity, is being amortized over the five year vesting period. The amount amortized to expense in 2004, 2003 and 2002 was $58,500, $58,500 and $14,500, respectively. The tax effect of the differences between compensation expense for financial statement and income tax purposes is charged or credited to capital surplus.

     At December 31, 2004, the Company has four Stock Option Plans that allow for the granting of options to officers, key employees, and other individuals to purchase a maximum of 1,000,000 shares of the Company's common stock. The option price and terms are determined by the Company's Compensation Committee. The options granted may qualify as incentive stock options ("ISO's"). Through December 31, 2004, all options granted except for 136,000 options were ISO's. At December 31, 2004, the 1992 Plan had no options available for future grant and 313,400 common shares reserved for issuance upon exercise of the outstanding stock options. At December 31, 2004, the 1999, 2001 and 2003 Plans have a total of 301,666 options available for future grants and 218,834 common shares reserved for issuance upon exercise of the outstanding stock options.

     A summary of the status of the Company's fixed stock option plans as of December 31, 2004, 2003, and 2002, and changes during the years ended on those dates is presented below:

Valpey-Fisher Corporation
Notes Continued

                                                 2004                        2003                        2002
========================================================================================================================
                                         Number    Weighted-Avg.     Number    Weighted-Avg.     Number    Weighted-Avg.
                                       of shares  Exercise Price   of shares  Exercise Price   of shares  Exercise Price
------------------------------------------------------------------------------------------------------------------------
Outstanding, January 1                  578,438        $3.41        509,938        $3.57        314,438        $3.89
------------------------------------------------------------------------------------------------------------------------
   Granted                               83,500         2.01         86,500         2.61        207,500         3.24
------------------------------------------------------------------------------------------------------------------------
   Exercised                            (37,704)         .45              -            -              -            -
------------------------------------------------------------------------------------------------------------------------
   Forfeited                            (92,000)        3.40        (18,000)        4.18        (12,000)        6.02
========================================================================================================================
Outstanding, December 31                532,234        $3.40        578,438        $3.41        509,938        $3.57
========================================================================================================================
Exercisable, December 31                274,345        $3.59        226,038        $3.56        174,157        $3.55
========================================================================================================================

     The following table summarizes information about fixed stock options outstanding at December 31, 2004:

                                             Options Outstanding                             Options Exercisable
                          --------------------------------------------------------  ------------------------------------
                                                         Weighted-Average
                                                        ------------------
     Range of                Number               Remaining                               Number             Weighted
     Exercise             Outstanding            Contractual          Exercise          Exercisable       Avg. Exercise
      Prices              at 12/31/04               Life               Price            at 12/31/04           Price
------------------------------------------------------------------------------------------------------------------------
    $1.83 - 1.95              17,984              2.9 years            $ 1.84               17,984            $ 1.84
------------------------------------------------------------------------------------------------------------------------
    $2.39 - 2.80              96,500              8.0                    2.59               28,900              2.52
------------------------------------------------------------------------------------------------------------------------
    $3.05 - 4.28             399,000              7.1                    3.31              212,461              3.31
------------------------------------------------------------------------------------------------------------------------
    $11.04                    18,750              5.8                   11.04               15,000             11.04
========================================================================================================================
                             532,234              7.0                  $ 3.40              274,345            $ 3.59
========================================================================================================================


(13) (Loss) Per Share: The computation of basic and diluted (loss) per share from continuing operations is as follows:

========================================================================================================================
                                                                                   2004            2003            2002
========================================================================================================================
Basic and Diluted:
------------------------------------------------------------------------------------------------------------------------
(Loss) from continuing operations                                           $   (55,386)    $(1,400,086)    $(2,789,737)
------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                           4,212,353       4,187,970       4,165,659
========================================================================================================================
Basic and diluted  (loss) per share from continuing operations                   $ (.01)         $ (.33)         $ (.67)
========================================================================================================================

     The Company had 532,234, 578,438 and 509,938 options outstanding in 2004, 2003 and 2002, respectively, not included in the computation of dilutive shares since the Company had a net loss and the inclusion of such shares would be anti-dilutive.

(14) Industry Segment: The Company operates in one segment: the design, production, import, and sale of quartz crystals and oscillators and ultrasonic transducer devices.

Valpey-Fisher Corporation
Notes Continued

     One customer accounted for approximately 11%, 14% and 22% of net sales in 2004, 2003 and 2002, respectively. A second customer accounted for approximately 10% of net sales in 2004. Export sales to foreign markets are as follows:

                                                                                   2004            2003            2002
========================================================================================================================
  Asia Pacific                                                              $ 1,988,700     $ 1,652,200     $ 1,113,900
------------------------------------------------------------------------------------------------------------------------
  Canada                                                                      1,044,600         560,800         374,200
------------------------------------------------------------------------------------------------------------------------
  Europe and Middle East                                                        708,600         670,900         345,600
------------------------------------------------------------------------------------------------------------------------
  Other                                                                          25,500          20,800          94,900
------------------------------------------------------------------------------------------------------------------------
                                                                            $ 3,767,400     $ 2,904,700     $ 1,948,600
========================================================================================================================

(15) Quarterly Financial Data (unaudited): Selected unaudited quarterly financial data for 2004 and 2003 is set forth below:

                                                                        First        Second        Third        Fourth
========================================================================================================================
                             2004                                           (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------
Net sales from continuing operations                                    $ 2,767      $ 3,151       $ 3,043      $ 2,584
------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                787          922           936          615
------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                        (137)         (23)           45           60
------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) from:
   Continuing operations                                                   (137)         (23)           45           60
------------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                                    -         (110)            -            -
------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                     $  (137)     $  (133)      $    45      $    60
========================================================================================================================

Basic and diluted earnings (loss) per share:
   Continuing operations                                                $  (.03)     $  (.01)      $   .01      $   .01
------------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                                    -         (.02)            -            -
========================================================================================================================
                                                                        $  (.03)     $  (.03)      $   .01      $   .01
========================================================================================================================

                             2003
------------------------------------------------------------------------------------------------------------------------
Net sales from continuing operations                                    $ 1,711      $ 2,180       $ 2,190      $ 2,415
------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                 48          244           257          334
------------------------------------------------------------------------------------------------------------------------
(Loss) before income taxes                                                 (692)        (637)         (587)        (507)
------------------------------------------------------------------------------------------------------------------------
Net (loss) from:
   Continuing operations                                                   (457)        (429)         (396)        (118)
------------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                                    -            -             -            -
========================================================================================================================
Net (loss)                                                              $  (457)     $  (429)      $  (396)     $  (118)
========================================================================================================================

Basic and diluted (loss) per share:
   Continuing operations                                                $  (.11)     $  (.10)      $  (.09)     $  (.03)
------------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                                    -            -             -            -
========================================================================================================================
                                                                        $  (.11)     $  (.10)      $  (.09)     $  (.03)
========================================================================================================================

Valpey-Fisher Corporation
Notes Continued

     (Loss) per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year loss per share amounts.

     In the fourth quarter of 2003, net loss from continuing operations includes a tax benefit of $300,000 ($.07 basic and diluted (loss) per share) as a result of a reduction in the deferred tax asset valuation allowance during the quarter.

(16) Commitments and Contingencies: During the normal course of business, the Company incurs certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on its projected requirements. At December 31, 2004, the Company has outstanding purchase commitments approximating $427,000, all of which are expected to be fulfilled in 2005.

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

To the Stockholders and Board of Directors of Valpey-Fisher Corporation:

We have audited the accompanying consolidated balance sheets of Valpey-Fisher Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valpey-Fisher Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Boston, Massachusetts
February 10, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.


Item 9A.  Controls and Procedures
---------------------------------

     Evaluation of disclosure controls and procedures.

     As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded, except as noted below, that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. We believe that these deficiencies did not affect the accuracy of our financial statements in this report.

     The Company's independent registered accounting firm has advised management and the audit committee that the following identified internal control deficiencies constitute a significant deficiency in the Company's internal control.

     1. Reliance on the Chief Financial Officer for period end financial reporting functions, accounting estimates and income taxes.
     2. The lack of adequate segregation of duties in certain accounts payable and payroll functions and certain account reconciliations.

     Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management is aware that there is a lack of segregation of duties in some areas due to the size of the Company and the limited number of employees within the financial and administrative departments of the Company. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties and whether the potential benefits of adding employees to clearly segregate duties or other alternatives justifies the expense associated with the changes. In addition, management will be reviewing this matter with its outside consultants to examine other available alternative solutions.

 Changes in internal control.

     Other than as discussed above, such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
--------------------------

     None


                                    PART III

     We have adopted a Code of Business Conduct and Ethics that applies to our board of directors, officers, employees and consultants. In addition, we have adopted a Code of Ethics for our chief executive officer and our chief financial and accounting officer. These codes are posted in the Corporate Governance section of the Company's website (www.valpeyfisher.com). If we make any substantive changes or grant any waivers to these codes, we will disclose the nature of such change or waiver on our website and in a report on Form 8-K.

     The remaining information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", "Corporate Governance and Board Matters", and "Executive Compensation" in Registrant's definitive proxy statement for the 2005 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  The following are filed as part of this Annual Report on Form 10-K:

1.  The following Consolidated Financial Statements are included in Item 8:

    Consolidated Balance Sheets, December 31, 2004 and 2003
    Consolidated Statements of Operations for the Years Ended December 31, 2004,
     2003 and 2002
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2004,
     2003 and 2002
    Consolidated Statements of Stockholders' Equity for the Years Ended December
     31, 2004, 2003 and 2002
    Notes to Consolidated Financial Statement
    Report of Independent Registered Public Accounting Firm


2. The following schedule to the Consolidated Financial Statements and the Report of Independent Registered Accounting Firm on Schedule are filed as part of this report.

                                                                    Page Number
                                                                    -----------
Report of Independent Registered Public Accounting Firm on
 Supplementary Schedule                                                  40
Schedule II - Valuation Reserves                                         41


All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index on page 42 are as follows:


Exhibit No.                                    Description
-----------      ---------------------------------------------------------------

   2.             Agreement of Merger and Recapitalization
   2.1            Asset Purchase Agreement dated April 30, 2003 between Seller,
                   William Stein, Martin Finkelstein and the Company
   3.1            Restated and Amended Articles of Incorporation
   3.2            By-Laws effective May 8, 2003
  10.1        *   1992 Stock Option Plan
  10.2        *   1999 Stock Option Plan
  10.3        *   2001 Stock Option Plan
  10.4        *   Restricted Stock Agreement
  10.5        *   2003 Stock Option Plan
  10.6        *   Key Employee Bonus Plan for 2004
  14              Code of Ethics of the Chief Executive Officer and the Chief
                   Financial and Accounting Officer
  14.1            Code of Business Conduct and Ethics
  21              Subsidiaries of the Registrant
  23              Independent Registered Public Accounting Firm's Consent
  31.1            Certification of the Chief Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002
  31.2            Certification of the Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002
  32.1            Certification of the Chief Executive Officer and Chief
                   Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this report.

(b) Reports on Form 8-K

     On November 1, 2004, the Registrant filed a report on Form 8-K dated November 1, 2004 reporting under Item 2.02. Results of Operations and Financial Condition and Item 9.01 Financial Statements and Exhibits

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Valpey-Fisher Corporation

Date: March 25, 2005                       By: /s/ Michael J. Ferrantino
                                               -------------------------
                                           Michael J. Ferrantino
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

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

     Signature                               Title                                       Date
     ---------                               -----                                       ----
/s/ Ted Valpey, Jr.                    Chairman of the Board                        March 25, 2005
-------------------                     and Director
Ted Valpey, Jr.


/s/ Michael J. Ferrantino              President, Chief Executive Officer and       March 25, 2005
-------------------------               Director (Principal Executive Officer)
Michael J. Ferrantino


/s/ Michael J. Kroll                   Vice President, Treasurer and                March 25, 2005
--------------------                    Chief Financial Officer
Michael J. Kroll                        (Principal Financial Officer and
                                        Principal Accounting Officer)


/s/ Mario Alosco                       Director                                     March 25, 2005
----------------
Mario Alosco


/s/ Richard W. Anderson                Director                                     March 25, 2005
-----------------------
Richard W. Anderson


/s/ Eli Fleisher                       Director                                     March 25, 2005
----------------
Eli Fleisher


/s/ Lawrence Holsborg                  Director                                     March 25, 2005
---------------------
Lawrence Holsborg


/s/ John J. McArdle III                Director                                     March 25, 2005
-----------------------
John J. McArdle III

Report of Independent Registered Public Accounting Firm on Supplementary
Schedule

To Valpey-Fisher Corporation:

     We have audited the accompanying consolidated balance sheets of Valpey-Fisher Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 10, 2005; such consolidated financial statements and report are included in the Company's 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company as of and for the years ended December 31, 2004, 2003 and 2002, listed in Item 15a(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein.


                                                 /s/ GRANT THORNTON LLP


Boston, Massachusetts
February 10, 2005

                                   Valpey-Fisher Corporation and Subsidiaries

                                 Schedule II - Valuation and Qualifying Accounts
                                 -----------------------------------------------

                                             Additions
                                       ------------------------
                            Balance at        Charged to        Charged to                           Balance at
                             Beginning         Costs and          Other                                 End
    Description              of Period          Expenses         Accounts       Deductions (1)       of Period
-----------------------------------------------------------------------------------------------------------------
Allowance for
Doubtful Accounts:

Year Ended:
December 31, 2004           $    80,000       $   (36,600)      $         -     $    56,600          $   100,000
                           --------------------------------------------------------------------------------------

December 31, 2003           $   200,000       $     2,300       $         -     $  (122,300)         $    80,000
                           --------------------------------------------------------------------------------------

December 31, 2002           $   395,800       $    30,000       $   139,200     $  (365,000)         $   200,000
                           --------------------------------------------------------------------------------------


Inventory Reserve:

Year Ended:
December 31, 2004           $ 1,002,000       $   371,300       $         -     $  (353,800)         $ 1,019,500
                           --------------------------------------------------------------------------------------

December 31, 2003           $ 5,339,000       $   234,900       $         -     $(4,571,900)         $ 1,002,000
                           --------------------------------------------------------------------------------------

December 31, 2002           $ 3,854,000       $ 1,601,000       $   228,000     $  (344,000)         $ 5,339,000
                           --------------------------------------------------------------------------------------

(1) Deductions related to the allowance for doubtful accounts represent the amounts written-off against the, less recoveries.

                                  EXHIBIT INDEX

Exhibit No.      (inapplicable items are omitted)
-----------      --------------------------------

   2.             Agreement of Merger and Recapitalization between MATEC
                   Corporation a Delaware corporation and MATEC Corporation a Maryland corporation. Filed herewith.
   2.1            Asset Purchase Agreement dated April 30, 2003 between Seller,
                   William Stein, Martin Finkelstein and the Company (incorporated by reference to Exhibit 2 on Registrant's Form 8-K dated May 28, 2003).
   3.1            Restated and Amended Articles of Incorporation as of June 3,
                   2002 (incorporated by reference to Exhibit 3.2 on Registrant's Form 10-Q for the period ended June 30, 2002).
   3.2            By-Laws effective May 8, 2003 (incorporated by reference to
                   Exhibit 3.3 on Registrant's Form 10-K for the year ended December 31, 2003).
  10.1            1992 Stock Option Plan (incorporated by reference to Exhibit
                   10.1 on Registrant's Form 10-K for the year ended December 31, 2002).
  10.2            1999 Stock Option Plan. Filed herewith.
  10.3            2001 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement of Registrant for its Annual Meeting of Stockholders held on May 10, 2001).
  10.4            Restricted Stock Agreement (incorporated by reference to
                   Exhibit 10.5 on Registrant's Form 10-K for the year ended December 31, 2003).
  10.5            2003 Stock Option Plan (incorporated by reference to Exhibit
                   10.1 on Registrant's Form 10-Q for the quarterly period ended June 29, 2003).
  10.6            Key Employee Bonus Plan for 2004. Filed herewith.
  14              Code of Ethics of the Chief Executive Officer and the Chief
                   Financial and Accounting Officer (incorporated by reference to Exhibit 14 on Registrant's Form 10-K for the year ended December 31, 2003).
  14.1            Code of Business Conduct and Ethics. Filed herewith.
  21              Subsidiaries of the Registrant. Filed herewith.
  23              Independent Registered Public Accounting Firm's Consent. Filed
                   herewith.
  31.1            Certification of the Chief Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
  31.2            Certification of the Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
  32.1            Certification of the Chief Executive Officer and Chief
                   Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.