Form 10-Q
period 2005-04-03
VALPEY FISHER CORP
filed 2005-05-11
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of May 10, 2005, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,246,503.

                            Valpey-Fisher Corporation

                                      INDEX                                 PAGE
                                      -----                                -----
PART I.  FINANCIAL INFORMATION

ITEM 1. - Financial Statements -

Consolidated Condensed Balance Sheets - April 3, 2005 (Unaudited) and
 December 31, 2004 (Audited)
                                                                               3
Consolidated Statements of Operations - (Unaudited)
 Three Months Ended April 3, 2005 and March 28, 2004                           4
Consolidated Condensed Statements of Cash Flows - (Unaudited)
 Three Months Ended April 3, 2005 and March 28, 2004                           5
Notes to Consolidated Condensed Financial Statements                         6-7

ITEM 2. - Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             8-10

ITEM 3. - Quantitative and Qualitative Disclosures About Market Risk          10

ITEM 4. - Controls and Procedures                                          10-11

PART II.  OTHER INFORMATION


ITEM 6. -  Exhibits                                                           11

SIGNATURES                                                                    12

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                                                                 4/3/05    12/31/04
                                                                               ---------   ---------
                                                                              (Unaudited)  (Audited)

                ASSETS
Current assets:
 Cash and cash equivalents                                                     $  6,384    $  6,455
 Accounts receivable, net of allowances of $86 in 2005 and $100 in 2004           1,527       1,137
 Inventories, net                                                                 1,235       1,501
 Deferred income taxes and other current assets                                     663         629
----------------------------------------------------------------------------------------------------
         Total current assets                                                     9,809       9,722

Property, plant and equipment, at cost                                           10,853      10,807
 Less accumulated depreciation                                                    7,998       7,808
----------------------------------------------------------------------------------------------------
                                                                                  2,855       2,999

Other assets                                                                        153         143
----------------------------------------------------------------------------------------------------
                                                                               $ 12,817    $ 12,864
====================================================================================================

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                              $    593    $    409
 Accrued liabilities                                                                996       1,246
----------------------------------------------------------------------------------------------------
         Total current liabilities                                                1,589       1,655

Deferred income taxes                                                               543         578

Stockholders' equity:
 Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none           -           -
 Common stock, $.05 par value- Authorized 10,000,000 shares;
  Issued and outstanding: 4,222,519 and 4,222,519 shares                            211         211
 Capital surplus                                                                  5,070       5,076
 Retained earnings                                                                5,547       5,502
 Less unearned compensation                                                        (143)       (158)
----------------------------------------------------------------------------------------------------
         Total stockholders' equity                                              10,685      10,631
----------------------------------------------------------------------------------------------------
                                                                               $ 12,817    $ 12,864
====================================================================================================


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended
                                                              4/3/05     3/28/04
                                                             -------------------

Net sales                                                    $ 3,022    $ 2,767
Cost of sales                                                  2,057      1,980
--------------------------------------------------------------------------------
 Gross profit                                                    965        787

Operating expenses:
 Selling and advertising                                         371        396
 General and administrative                                      461        473
 Research and development                                         87         61
--------------------------------------------------------------------------------
                                                                 919        930

Operating profit (loss)                                           46       (143)

Other income:
 Interest income                                                  23          6
--------------------------------------------------------------------------------
                                                                  23          6

Earnings (loss) before income taxes                               69       (137)
Income tax (expense) benefit                                     (24)         -
--------------------------------------------------------------------------------
Net earnings (loss)                                          $    45    $  (137)
================================================================================

--------------------------------------------------------------------------------
Basic and diluted earnings (loss) per share                  $   .01    $  (.03)
================================================================================

Basic weighted average shares                                  4,223      4,194
Diluted weighted average shares                                4,312      4,194


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                             -------------------
                                                              4/3/05     3/28/04
                                                             -------------------
Cash flows from operating activities:
 Net earnings (loss) from operations                         $    45    $  (137)
 Adjustments to reconcile net earnings (loss) to net cash
  (used) by operating activities:
   Depreciation and amortization                                 190        209
   Deferred income taxes                                         (33)       (10)
   Net non-cash stock compensation                                 9         10
   Changes in operating assets and liabilities                  (226)      (198)
--------------------------------------------------------------------------------
Net cash (used) by operating activities                          (15)      (126)
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                            (46)       (56)
 Collection of note receivables                                    -          8
 Other, net                                                      (10)        (8)
--------------------------------------------------------------------------------
Net cash (used) by investing activities                          (56)       (56)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Stock options exercised                                           -          1
--------------------------------------------------------------------------------
Net cash provided by financing activities                          -          1
--------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                      (71)      (181)
Cash and cash equivalents:
 Beginning of period                                           6,455      4,209
                                                             -------------------
 End of period                                               $ 6,384    $ 4,028
                                                             ===================


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

     These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

                                                                              Three Months Ended
(in thousands, except per share amounts)                                        4/3/05   3/28/04
------------------------------------------------------------------------------------------------
                                                                                  (unaudited)

Net earnings (loss), as reported                                                $  45    $ (137)
Deduct: Total stock-based employee compensation expense determined under
        the fair value based method for all awards, net of related tax effects    (37)      (57)
                                                                                ----------------
Pro forma net earnings (loss)                                                   $   8    $ (194)
                                                                                ================

Basic and diluted earnings (loss) per share, as reported                        $ .01    $ (.03)
                                                                                ================
Basic and diluted earnings (loss) per share, pro forma                          $ .00    $ (.05)
                                                                                ================

3.   Comprehensive Income (Loss):

     During the three months ended April 3, 2005 and March 28, 2004, there were no differences between comprehensive income (loss) and net income (loss).


4.   Inventories, net:

     Inventories, net of reserves, consist of the following:
     (in thousands)                                           4/3/05    12/31/04
     ---------------------------------------------------------------------------
                                                            (unaudited)

     Raw materials                                           $   707    $   964
     Work in process                                             281        204
     Finished goods                                              247        333
                                                             -------------------
                                                             $ 1,235    $ 1,501
                                                             ===================

5.   Earnings (Loss) Per Share:

     Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised using the treasury stock method. The computation of diluted earnings (loss) per share excludes stock options with an exercise price in excess of the average market price as they are antidilutive. During the three months ended April 3, 2005, the computation of dilutive earnings (loss) per share included 89,790 of net incremental shares from dilutive stock options and excluded 28,750 of stock options, as the exercise prices were greater than the average market price. During the three months ended March 28, 2004, 488,438 common shares issuable under stock options have not been included in the computation of "Diluted Earnings (Loss) per Share". These shares were not included because of the antidilutive effect of the options since the Company reported a loss from operations in this period.

6.   Recent Accounting Pronouncements:

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending compliance dates for SFAS No. 123R. In accordance with the new rule, the Company will be required to adopt the accounting provisions of SFAS No. 123R in its first quarter of 2006, beginning January 1, 2006. The Company is currently evaluating the impact of the adoption of this statement.

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

     Management believes that judgments and estimates related to the Company's critical accounting policies could materially affect its consolidated financial statements. The Company's most critical accounting policies, which were discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, pertain to accounts receivable, inventories and income taxes. Those policies continue to be the Company's most critical accounting policies for the period covered by this report and there were no significant changes in the application of those policies during this reporting period.


Liquidity and Capital Resources

     Cash and cash equivalents decreased $71,000 during the three months ended April 3, 2005. During this period, the Company's operations used cash of $15,000 and investing activities used cash of $56,000.

     Cash used for operations of $15,000 resulted mainly from the net earnings of $45,000 adjusted for the net effect of non-cash items, mainly depreciation and amortization, of $166,000 offset by a $226,000 increase in working capital. The net increase in working capital was mainly due to a $390,000 increase in accounts receivable, net and a $250,000 reduction in accrued liabilities offset in part by a $266,000 reduction in inventory and an $184,000 increase in accounts payable. The increase in accounts receivable is mainly due to a combination of the increased sales level compared to the 4th quarter of 2004 and the increase in the days sales outstanding from 44 days at December 31, 2004 to 49 days at April 3, 2005. The reduction in accrued liabilities is mainly due to the $340,000 payment of incentive compensation to employees. The reduction in inventory is mainly due to a continuing control of inventory levels. The increase in accounts payable is primarily due to the timing of inventory and equipment purchases.

     Management believes that based on its current working capital and the expected cash flow from operations, the Company's resources are sufficient to meet its financial needs and to fund the capital expenditures for the projected levels of business in 2005.

Off-Balance Sheet Arrangements

     The Company does not maintain any off-balance sheet financing arrangements.


Contractual Obligations

     During the normal course of business, the Company incurs certain commitments to make future payments for the purchase of inventory and production supplies based on projected requirements. At April 3, 2005, the Company has outstanding purchase commitments totaling approximately $573,000, all of which are expected to be fulfilled in 2005.

Results of Operations

     During the quarter ended April 3, 2005, net sales increased $255,000 or 9% over the comparable quarter in 2004 mainly due to a combination of increased sales of its high reliability ("high-rel") products and higher sales to customers in the telecom market. While the actual number of units sold decreased from the prior year, the sales increase was due to an increase in the average selling prices of products sold as the Company continues to move to more value-added, high-rel products. The Company also saw an increase in bookings during the current quarter compared to the 3rd and 4th quarters of 2004. The book-to-bill ratio during the quarter ended April 3, 2005 was 1.03 versus 1.17 during the comparable period in 2004. The Company's backlog amounted to $1.9 million at April 3, 2005 compared to $1.8 million at December 31, 2004 and $2.3 million at March 28, 2004. Management believes that the market conditions for the Company's products, in particular those for the telecom market, are slowly starting to stabilize and in fact show modest growth. However, our near-term visibility continues to be poor and we continue to see customer orders for small quantities with near-term delivery dates. Management is not sure of the potential impact on its future operations from the current continuing telecom market uncertainties and our industry's over capacity issues.

     The Company reported a $965,000 gross profit (32% of net sales) in the current quarter versus a $787,000 gross profit (28% of net sales) in the 2004 quarter. The higher margin was mainly attributable to a decrease in raw material costs due to changes in product mix toward the more value-added, high-rel products and yield improvements. Direct labor and overhead costs as a percentage of sales in 2005 remained fairly consistent with that in the 2004 period.

     Selling and advertising expenses decreased $25,000 or 6% from the comparable quarter in 2004. The primary reasons for the decrease were reductions in travel and entertainment expenses ($21,500) and personnel expense ($10,000) being partially offset by a $10,000 increase in advertising expense.

     During the quarter ended April 3, 2005, general and administrative expenses decreased $12,000 or 3% from the comparable 2004 period as the Company continues to control its discretionary expenses.

     Research and development expenses increased $26,000 over the $61,000 reported in the comparable 2004 period primarily as a result of increased personnel expenses. The 43% increase is consistent with the Company's plan to make significant engineering investments in new product development in 2005.

     The $17,000 increase in interest income in 2005 was due to a combination of higher average cash balances and higher interest rates during the current year.

     The annual combined federal and state income tax rate for 2005 is estimated to be 34%. As the Company has state income tax NOL carryforwards available, there is no estimated state income tax provision for 2005. During the quarter ended March 28, 2004, the Company did not provide for income taxes based on the estimated taxable loss for the year and the uncertainty surrounding the realization of these future tax benefits.

     For the quarter ended April 3, 2005, the Company reported an operating profit of $46,000 compared to an operating loss of $143,000 in comparable quarter of 2004. The improvement in the operating performance was mainly due to the increases in sales and gross margin in 2005 and a slight reduction in operating expenses. As a result, the Company reported a pre-tax profit of $69,000 during the quarter ended April 3, 2005 compared to a pre-tax loss of $137,000 in comparable 2004 period. For the quarter ended April 3, 2005, the Company reported net earnings of $45,000 versus a net loss of $137,000 in 2004.

Forward-Looking Statements

     Certain statements made herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, but not limited to: the Company's ability to continue to achieve profitability, the current production over-capacity within the suppliers of frequency control devices, the ability to develop, market and manufacture new innovative products competitively, the fluctuations in product demand of the telecommunications industry, the ability of the Company and its suppliers to produce and deliver materials and products competitively, the ability to limit the amount of the negative effect on operating results caused by pricing pressure and the Company's ability to comply with Section 404 of the Sarbanes-Oxley Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at April 3, 2005, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $63,800 increase or decrease in interest income.

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

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded, except as noted below, that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings and that information required to be disclosed by the Company in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     As stated in the Company's 2004 Form 10-K, the Company's independent registered accounting firm advised management and the audit committee in March 2005, that the following identified internal control deficiencies constituted a significant deficiency in the Company's internal control.

1. Reliance on the Chief Financial Officer for period end financial reporting functions, accounting estimates and income taxes.

2. The lack of adequate segregation of duties in certain accounts payable and payroll functions and certain account reconciliations.

     We believe that these deficiencies did not affect the accuracy of our financial statements in this report. As of April 3, 2005, the Company has instituted certain management review procedures to correct certain of the lack of segregation of duties and account reconciliations described above. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties and whether the potential benefits of adding employees to clearly segregate duties or other alternatives justifies the expense associated with the changes. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management is aware that there is a lack of segregation of duties in some areas due to the size of the Company and the limited number of employees within the financial and administrative departments of the Company. In addition, management will review this matter with its outside consultants to examine other available alternative solutions.

     Changes in internal control.

     Other than as discussed above, during the first quarter of 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION


Item 6.  Exhibits

          10.1 Key Employee Bonus Plan for 2005. Filed herewith.

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


                                           Valpey-Fisher Corporation


Date: May 10, 2005                         By /s/ Michael J. Ferrantino
                                           ----------------------------
                                           Michael J. Ferrantino,
                                           President and Chief Executive Officer


Date: May 10, 2005                         By /s/ Michael J. Kroll
                                           -----------------------
                                           Michael J. Kroll
                                           Vice President, Treasurer and Chief
                                           Financial Officer