Form 10-Q
period 2005-07-03
VALPEY FISHER CORP
filed 2005-08-03
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-4184


                            VALPEY-FISHER CORPORATION
-------------------------------------------------------------------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [No]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of August 3, 2005, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,246,503.


                            VALPEY-FISHER CORPORATION

                                             INDEX                                            PAGE
                                             -----                                            ----
PART I.  FINANCIAL INFORMATION

 ITEM 1. -   Financial Statements -

  Consolidated Condensed Balance Sheets - July 3, 2005 (Unaudited) and
       December 31, 2004 (Audited)                                                             3
  Consolidated Statements of Operations - (Unaudited) Three Months and Six Months Ended
       July 3, 2005 and June 27, 2004                                                          4
  Consolidated Condensed Statements of Cash Flows - (Unaudited)
       Six Months Ended July 3, 2005 and June 27, 2004                                         5
  Notes to Consolidated Condensed Financial Statements                                       6-8

 ITEM 2. -  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                    9-11

 ITEM 3. - Quantitative and Qualitative Disclosures About Market Risk                         12

 ITEM 4. - Controls and Procedures                                                            12

PART II.  OTHER INFORMATION
 ITEM 2. -  Unregistered Sales of Equity Securities and Use of Proceeds                       13

 ITEM 4. -  Submission of Matters to a Vote of Security Holders                               13

 ITEM 6. -  Exhibits                                                                          13

SIGNATURES                                                                                    14


                                      -2-

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)



                                                                                                 7/3/05          12/31/04
                                                                                               (Unaudited)       (Audited)
                                                                                             ------------------------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                                         $ 6,835         $ 6,455
  Accounts receivable, net of allowances of $92 in 2005 and $100 in 2004                              1,808           1,137
  Inventories, net                                                                                    1,278           1,501
  Deferred income taxes and other current assets                                                        654             629
---------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                        10,575           9,722


Property, plant and equipment, at cost                                                               10,889          10,807
  Less accumulated depreciation depreciation                                                          8,188           7,808
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      2,701           2,999


Other assets                                                                                            153             143
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    $13,429         $12,864
===========================================================================================================================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                                  $   705         $   409
  Accrued liabilities                                                                                 1,374           1,246
---------------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                                                2,079           1,655


Deferred income taxes                                                                                   516             578


Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none                              -               -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
      Issued and outstanding: 4,246,503 and 4,222,519 shares                                            212             211
  Capital surplus                                                                                     5,107           5,076
  Retained earnings                                                                                   5,643           5,502
  Less unearned compensation                                                                           (128)           (158)
---------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                                 10,834          10,631
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    $13,429         $12,864
===========================================================================================================================

See notes to consolidated condensed financial statements.

                                      -3-

                   VALPEY-FISHER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three Months Ended                     Six Months Ended
                                                           ---------------------------              ----------------------
                                                             7/3/05           6/27/04               7/3/05        6/27/04
                                                           ---------          --------              -------       --------
Net sales                                                   $ 3,015           $  3,151              $ 6,037        $  5,918
Cost of sales                                                 1,959              2,229                4,016           4,209
---------------------------------------------------------------------------------------------------------------------------
   Gross profit                                               1,056                922                2,021           1,709

Operating expenses:
  Selling and advertising                                       385                401                  756             797
  General and administrative                                    479                515                  940             988
  Research and development                                       77                 50                  164             111
---------------------------------------------------------------------------------------------------------------------------
                                                                941                966                1,860           1,896

Operating profit (loss)                                         115                (44)                 161            (187)

Other income:
  Interest income                                                30                  8                   53              14
  Gain on sale of assets                                          -                 13                    -              13
---------------------------------------------------------------------------------------------------------------------------
                                                                 30                 21                   53              27

Earnings (loss) from continuing operations
   before income taxes                                          145                (23)                 214            (160)
Income tax (expense)                                            (49)                 -                  (73)              -
---------------------------------------------------------------------------------------------------------------------------

Earnings (loss) from continuing operations                       96                (23)                 141            (160)
(Loss) from discontinued operations, net of taxes                 -               (110)                   -            (110)
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                         $    96           $   (133)             $   141        $   (270)
===========================================================================================================================

Basic and diluted earnings (loss) per share:
Continuing operations                                       $   .02           $   (.01)             $   .03        $   (.04)
Discontinued operations                                           -               (.02)                   -            (.02)
--------------------------------------------------------------------------------------------------------------------------
                                                            $   .02           $   (.03)             $   .03        $   (.06)
==========================================================================================================================


Basic weighted average shares                                 4,243              4,216                4,233         4,205
Diluted weighted average shares                               4,276              4,216                4,356         4,205


See notes to consolidated condensed financial statements.


                   VALPEY-FISHER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED
                                                                                       -------------------------
                                                                                          7/3/05    6/27/04
                                                                                       -------------------------
Cash flows from operating activities:
 Net earnings (loss) from continuing operations                                        $      141       $   (160)
 Adjustments to reconcile net earnings (loss) to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                                             380            418
    Deferred income taxes                                                                     (63)           (26)
    Net non-cash stock compensation                                                            18             20
    Gain on sale of assets                                                                      -            (13)
    Changes in operating assets and liabilities                                               (39)          (253)
----------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                              437            (14)
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                                                         (82)           (75)
 Collection of note receivables                                                                 -             19
 Proceeds from sale of assets                                                                   -             25
 Other, net                                                                                   (10)            (8)
----------------------------------------------------------------------------------------------------------------
Net cash (used) by investing activities                                                       (92)           (39)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Stock options exercised                                                                       62              5
 Purchases of common stock                                                                    (18)             -
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                      44              5
----------------------------------------------------------------------------------------------------------------
Net cash (used) by discontinued operations                                                     (9)             -
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          380            (48)
Cash and cash equivalents:
Beginning of period                                                                         6,455          4,209
                                                                                       ----------       --------
End of period                                                                          $    6,835       $  4,161
                                                                                       ==========       ========

Noncash Investing and Financing Activities:

In 2004, the Company issued 29,500 shares of stock valued at $85,500 to four employees in payment for a bonus accrued in 2003.


See notes to consolidated condensed financial statements.


                                      -5-

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

2. STOCK COMPENSATION PLANS:

            The Company applies the intrinsic value method, Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The Company provides the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") Nos. 123 and 148, "Accounting for Stock-Based Compensation," and related interpretations and amendments.

           The Company adopted the disclosure-only option under SFAS No.123 "Accounting for Stock-Based Compensation." The following table illustrates the effect on net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based compensation.


                                                                                                  Three Months Ended
(in thousands, except per share amounts)                                                         7/3/05        6/27/04
----------------------------------------------------------------------------------------------------------------------------
                                                                                                       (unaudited)

Net earnings (loss), as reported                                                              $      96       $    (133)
Deduct: Total stock-based employee compensation expense determined under
              the fair value based method for all awards, net of related tax effects                (44)             (8)
                                                                                              --------------- --------------
Pro forma net earnings (loss)                                                                 $      52       $    (141)
                                                                                              =============== ==============
Basic and diluted earnings (loss) per share, as reported                                      $     .02       $    (.03)
                                                                                              =============== ==============
Basic and diluted earnings (loss) per share, pro forma                                        $     .01       $    (.03)
                                                                                              =============== ==============



                                                                                                    Six Months Ended
(in thousands, except per share amounts)                                                         7/3/05        6/27/04
----------------------------------------------------------------------------------------------------------------------------
                                                                                                       (unaudited)

Net earnings (loss), as reported                                                              $     141       $    (270)
Deduct: Total stock-based employee compensation expense determined under
              the fair value based method for all awards, net of related tax effects                (81)            (31)
                                                                                              --------------- --------------
Pro forma net earnings (loss)                                                                 $      60       $    (301)
                                                                                              =============== ==============

Basic and diluted earnings (loss) per share, as reported                                      $     .03       $    (.06)
                                                                                              =============== ==============
Basic and diluted earnings (loss) per share, pro forma                                        $     .01       $    (.07)
                                                                                              =============== ==============

3.      COMPREHENSIVE INCOME (LOSS):

              During the three months and six months ended July 3, 2005 and June 27, 2004, there were no differences between comprehensive income (loss) and net income (loss).


4.      INVENTORIES, NET:


          Inventories, net of reserves, consist of the following:
      (in thousands)                                                                                    7/3/05        12/31/04
      ---------------------------------------------------------------------------------------------------------------------------
                                                                                                        (unaudited)
      Raw materials                                                                                  $    819        $    964
      Work in process                                                                                     265             204
      Finished goods                                                                                      194             333
                                                                                                     ---------------- -----------
                                                                                                     $  1,278         $ 1,501
                                                                                                     ================ ===========


5. EARNINGS (LOSS) PER SHARE:

             Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised using the treasury stock method. The computation of diluted earnings per share excludes stock options with an exercise price in excess of the average market price as they are antidilutive. During the three months ended July 3, 2005, the computation of dilutive earnings per share included 33,009 of net incremental shares from dilutive stock options and excluded stock options to purchase 28,750 shares, as the exercise prices were greater than the average market price. During the six months ended July 3, 2005, the computation of dilutive earnings per share included 122,799 of net incremental shares from dilutive stock options and excluded stock options to purchase 28,750 shares, as the exercise prices were greater than the average market price. During the three months and six months ended June 27, 2004, stock options to purchase 500,938 shares were excluded from the computation of "Diluted Earnings (Loss) per Share" because of the antidilutive effect of the options since the Company reported a loss from operations in these periods.

6. DISCONTINUED OPERATIONS:

         During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. subsidiary. As a result of the sale, the Company was required to perform environmental cleanup at the site. During the second quarter of 2004, the Company expensed $110,000 to increase the environmental expense accrual to reflect the revised estimate to complete the next phase of the remediation. This after-tax expense of $110,000 is presented in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations". As of July 3, 2005, $1,060,000 has been expensed for the cleanup and accrued liabilities include $134,000 for future payments. These costs represent the Company's best estimate, but the ultimate costs will not be known until the remediation is complete. The Company has set up an escrow remediation trust fund ("fund") to cover periodic payments as required. At July 3, 2005, the fund balance is approximately $101,000 and is included in the cash and cash equivalent amount in the consolidated balance sheet.

7. INCOME TAXES:

             In October 2004, the American Jobs Creation Act of 2004 ("Act") was passed. The Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company's domestic production activities may qualify for the deduction. Based on the effective date of the Act, the Company would be eligible for this deduction starting on January 1, 2005. In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP 109-1, which was effective upon issuance, states the deduction under this provision of the Act should be accounted for as a "special deduction" in accordance with SFAS 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. The Company has not yet quantified the benefit that may be realized from this provision of the Act.

8. RECENT ACCOUNTING PRONOUNCEMENTS:

             In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending compliance dates for SFAS No. 123R. In accordance with the new rule, the Company will be required to adopt the accounting provisions of SFAS No. 123R in its first quarter of 2006, beginning January 1, 2006. The Company currently estimates that stock option expense for the year ended December 31, 2006 will be approximately $167,000.

           In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

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


LIQUIDITY AND CAPITAL RESOURCES

            Cash and cash equivalents increased $380,000 during the six months ended July 3, 2005. During this period, the Company's operations provided $437,000 of cash, investing activities used cash of $92,000 and financing activities provided $44,000 of cash.

         Cash provided by operations of $437,000 resulted mainly from the net earnings of $141,000 adjusted for the net effect of non-cash items, mainly depreciation and amortization, of $335,000 offset by a $39,000 increase in working capital. The net increase in working capital was mainly due to a $671,000 increase in accounts receivable, net offset in part by a $223,000 reduction in inventory and a $424,000 increase in current liabilities. The increase in accounts receivable is mainly due to a combination of the increased sales level compared to the 4th quarter of 2004 and the increase in the day's sales outstanding from 44 days at December 31, 2004 to 57 days at July 3, 2005. The reduction in inventory is mainly due to a continuing control of inventory levels. The increase in current liabilities is mainly due to a $296,000 increase in accounts payable primarily due to the timing of inventory and equipment purchases.

           During the six months ended July 3, 2005, capital expenditures amounted to $82,000.

           Management believes that based on its current working capital and the expected cash flow from operations, the Company's resources are sufficient to meet its financial needs and to fund the capital expenditures for the projected levels of business in 2005.

OFF-BALANCE SHEET ARRANGEMENTS

           The Company does not maintain any off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS

           During the normal course of business, the Company incurs certain commitments to make future payments for the purchase of inventory and production supplies based on projected requirements. At July 3, 2005, the Company has outstanding purchase commitments totaling approximately $590,000, all of which are expected to be fulfilled in 2005.

RESULTS OF OPERATIONS

         During the quarter ended July 3, 2005, net sales decreased $136,000 or 4% from the comparable quarter in 2004 mainly due lower sales in the buy and resell product line. During the six months ended July 3, 2005, net sales increased $119,000 or 2% over the 2004 period. During both the 2005 periods, the actual number of units sold has decreased about 33% from the prior year, as the Company continues to move to more value-added, high reliability ("high-rel") products with higher overall average selling prices. During the latter part of the quarter ended July 3, 2005, the Company experienced softness in new order bookings. The book-to-bill ratio during the quarter ended July 3, 2005 was 1.00 versus 1.01 during the comparable period in 2004. The Company's backlog amounted to $1.9 million at July 3, 2005 compared to $1.8 million at December 31, 2004 and $2.3 million at June 27, 2004. Management believes that the market softness for the Company's products, in particular those for the telecom market, may continue into the 3rd quarter of 2005. In addition, our near-term visibility continues to be poor and we continue to see customer orders for small quantities with near-term delivery dates. Management is not sure of the potential impact on its future operations from the current continuing telecom market uncertainties and our industry's over capacity issues.

           The Company reported a $1,056,000 gross profit (35% of net sales) in the current quarter versus a $922,000 gross profit (29% of net sales) in the 2004 quarter. For the six months ended July 3, 2005, the gross profit amounted to $2,021,000 (33% of net sales) compared to $1,709,000 (29% of net sales) in the 2004 period. The higher margins during both periods were mainly attributable to decreases in raw material costs due to changes in product mix toward the more value-added, high-rel products and yield improvements. Direct labor and overhead costs as a percentage of sales in the 2005 periods remained fairly consistent with that in the 2004 periods.

           During the quarter ended July 3, 2005, selling and advertising expenses decreased $16,000 or 4% from the comparable quarter in 2004. The primary reasons for the decrease were a reduction in personnel expenses of $26,000 being partially offset by a $6,000 increase in travel expense. For the six months ended July 3, 2005, selling and advertising expenses decreased $41,000 or 5% from the 2004 period. The primary reasons for the decrease were reductions in personnel expenses of $33,000 and travel expenses of $13,000.

           Current quarter general and administrative expenses decreased $36,000 (7%) from the comparable 2004 period. The primary reasons for the decrease were reductions in personnel expenses of $24,000 and IT expenses of $12,000. During the six months ended July 3, 2005, general and administrative expenses decreased $48,000 (5%) from the comparable period last year. The primary reasons for the decrease were reductions in personnel expenses of $22,000 and IT expenses of $18,000.

           During the quarter and six months ended July 3, 2005, research and development expenses increased $27,000 and $53,000, respectively, over the comparable periods in 2004 primarily as a result of increased personnel expenses. These expense increases are consistent with the Company's plan to make significant engineering investments in new product development in 2005.

           The increases in interest income for both periods in 2005 over the comparable periods in 2004 were due to a combination of higher average cash balances and higher interest rates during the current year. During the quarter ended June 27, 2004, the Company sold equipment and realized a $13,000 gain.

           The annual combined federal and state income tax rate for 2005 is estimated to be 34%. As the Company has state income tax NOL carryforwards available, there is no estimated state income tax provision for 2005. During the quarter ended and six months ended June 27, 2004, the Company did not provide for income taxes based on the estimated taxable loss for the year and the uncertainty surrounding the realization of these future tax benefits.

         For the quarter ended July 3, 2005, the Company reported an operating profit of $115,000 compared to an operating loss of $44,000 in comparable quarter of 2004. The improvement in the operating performance was mainly due to the increases in gross margin in 2005 and a slight reduction in operating expenses. As a result, the Company reported a pre-tax profit of $145,000 from continuing operations during the quarter ended July 3, 2005 compared to a pre-tax loss of $23,000 in comparable 2004 period. During the quarter ended June 27, 2004, the Company reported an $110,000 loss from discontinued operations For the quarter ended July 3, 2005, the Company reported net earnings of $96,000 versus a net loss of $133,000 in 2004.

            For the six months ended July 3, 2005, the Company reported an operating profit of $161,000 compared to an operating loss of $187,000 in comparable period of 2004. The improvement in the operating performance was mainly due to the increases in sales and gross margin in 2005 and a slight reduction in operating expenses. As a result, the Company reported a pre-tax profit of $214,000 from continuing operations during the six months ended July 3, 2005 compared to a pre-tax loss of $160,000 in comparable 2004 period. During the six months ended June 27, 2004, the Company reported an $110,000 loss from discontinued operations. For the six months ended July 3, 2005, the Company reported net earnings of $141,000 versus a net loss of $270,000 in 2004.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at July 3, 2005, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $68,000 increase or decrease in interest income.

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

            We believe that these deficiencies did not affect the accuracy of our financial statements in this report. As of April 3, 2005, the Company has instituted certain management review procedures to correct certain lack of segregation of duties and account reconciliations described above. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties and whether the potential benefits of adding employees to clearly segregate duties or other alternatives justifies the expense associated with the changes. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management is aware that there is a lack of segregation of duties in some areas due to the size of the Company and the limited number of employees within the financial and administrative departments of the Company. In addition, management has and will continue to review this matter with its outside consultants to examine other available alternative solutions.

   CHANGES IN INTERNAL CONTROL.

         Other than as discussed above, during the second quarter of 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  (c) The following table summarizes the Company's purchases of Valpey-Fisher Corporation common stock during the quarter ended July 3, 2005:

                                                                                                               Maximum Number
                                                                                    Total Number of          Of Shares that can
                                                                                    Shares Purchased            Be Purchased
                                Total Number of            Average Price           As Part of Public         Under the Plans or
          Period                Shares Purchased           Paid per Share          Plans or Programs              Programs
--------------------------- ------------------------- ------------------------- ------------------------- -------------------------
           4/4/05 - 5/1/05           6,000                     $2.99                         6,000                227,507
          5/2/05 - 5/29/05               0                         0                             0                227,507
          5/30/05 - 7/3/05               0                         0                             0                227,507



The above purchases were made in open-market transactions.

In February 2003, the Board authorized the purchase of up to 200,000 shares of the Company's common stock. In May 1999, the Board authorized the purchase of up to 150,000 shares of the Company's common stock. The authorizations have no expiration dates.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders was held on May 5, 2005. Listed below are the matters submitted to stockholders and the results of the stockholder votes.



(1) Election of seven directors

           Nominee                         "For"            "Withheld"
------------------------------------------------------------------------------
Mario Alosco                             3,699,463             3,248
Richard W. Anderson                      3,690,819            11,892
Michael J. Ferrantino                    3,699,865             2,846
Eli Fleisher                             3,699,715             2,996
Lawrence Holsborg                        3,690,519            12,192
John J. McArdle III                      3,700,165             2,546
Ted Valpey, Jr.                          3,699,688             3,023





ITEM 6.  EXHIBITS


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


                                  VALPEY-FISHER CORPORATION



Date:  August 3, 2005             /S/  MICHAEL J. FERRANTINO
                                  -----------------------------
                                       Michael J. Ferrantino,
                                       President and Chief Executive Officer


Date:  August 3, 2005             /S/ MICHAEL J. KROLL
                                  -----------------------------
                                        Michael J. Kroll
                                        Vice President, Treasurer
                                        and Chief Financial Officer