Form 10-Q
period 2005-10-02
VALPEY FISHER CORP
filed 2005-11-07
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Act)                  Yes [ ]      No [X]

As of November 4, 2005, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,246,503.

                            Valpey-Fisher Corporation

                                   INDEX                                    PAGE
                                   -----                                    ----

PART I.  FINANCIAL INFORMATION

 ITEM 1. -   Financial Statements -

  Consolidated Condensed Balance Sheets - October 2, 2005 (Unaudited)
       and December 31, 2004 (Audited)                                         3
  Consolidated Statements of Operations - (Unaudited) Three Months
       and Nine Months Ended October 2, 2005 and September 26, 2004            4
  Consolidated Condensed Statements of Cash Flows - (Unaudited)
       Nine Months Ended October 2, 2005 and September 26, 2004                5
  Notes to Consolidated Condensed Financial Statements                       6-8

 ITEM 2. -  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9-11

 ITEM 3. - Quantitative and Qualitative Disclosures About Market Risk         11

 ITEM 4. - Controls and Procedures                                            12

PART II. OTHER INFORMATION

 ITEM 6. -  Exhibits                                                          13

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets
                       (In thousands, except share data)


                                                                                  10/2/05      12/31/04
                                                                               (Unaudited)     (Audited)
                                                                            ------------------------------
                ASSETS

Current assets:
  Cash and cash equivalents                                                       $ 7,250       $ 6,455
  Accounts receivable, net of allowances of $98 in 2005 and $100 in 2004            1,499         1,137
  Inventories, net                                                                  1,351         1,501
  Deferred income taxes and other current assets                                      608           629
--------------------------------------------------------------------------------------------------------
            Total current assets                                                   10,708         9,722

Property, plant and equipment, at cost                                             10,903        10,807
  Less accumulated depreciation                                                     8,375         7,808
--------------------------------------------------------------------------------------------------------
                                                                                    2,528         2,999

Other assets                                                                          153           143
--------------------------------------------------------------------------------------------------------
                                                                                  $13,389       $12,864
========================================================================================================

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $   483       $   409
  Accrued liabilities                                                               1,474         1,246
--------------------------------------------------------------------------------------------------------
             Total current liabilities                                              1,957         1,655

Deferred income taxes                                                                 492           578

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued
   none                                                                                 -             -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
      Issued and outstanding: 4,246,503 and 4,222,519 shares                          212           211
  Capital surplus                                                                   5,102         5,076
  Retained earnings                                                                 5,739         5,502
  Less unearned compensation                                                         (113)         (158)
--------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                    10,940        10,631
--------------------------------------------------------------------------------------------------------
                                                                                  $13,389       $12,864
========================================================================================================


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                          Three Months Ended            Nine Months Ended
                                                  ------------------------------   --------------------------
                                                        10/2/05         9/26/04        10/2/05       9/26/04
                                                  ------------------------------   --------------------------

Net sales                                              $  2,780        $  3,043       $  8,817      $  8,961
Cost of sales                                             1,813           2,107          5,829         6,316
-------------------------------------------------------------------------------------------------------------
   Gross profit                                             967             936          2,988         2,645

Operating expenses:
  Selling and advertising                                   366             379          1,121         1,176
  General and administrative                                416             467          1,356         1,455
  Research and development                                   83              53            248           164
-------------------------------------------------------------------------------------------------------------
                                                            865             899          2,725         2,795

Operating profit (loss)                                     102              37            263          (150)

Other income:
  Interest income                                            44               8             97            22
  Gain on sale of assets                                      -               -              -            13
-------------------------------------------------------------------------------------------------------------
                                                             44               8             97            35
Earnings (loss) from continuing operations
   before income taxes                                      146              45            360          (115)
Income tax (expense)                                        (50)              -           (123)            -
-------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                   96              45            237          (115)
(Loss) from discontinued operations, net of taxes             -               -              -          (110)
-------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $     96        $     45       $    237      $   (225)
=============================================================================================================

Basic and diluted earnings (loss) per share:
Continuing operations                                  $    .02        $    .01       $    .06      $   (.03)
Discontinued operations                                       -               -              -          (.02)
-------------------------------------------------------------------------------------------------------------
                                                       $    .02        $    .01       $    .06      $   (.05)
=============================================================================================================


Basic weighted average shares                             4,247           4,217          4,237         4,209
Diluted weighted average shares                           4,343           4,263          4,310         4,209

See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                                 Nine Months Ended
                                                                      ----------------------------------
                                                                             10/2/05         9/26/04
                                                                      ----------------------------------
Cash flows from operating activities:
 Net earnings (loss) from continuing operations                               $  237          $ (115)
 Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                                567             626
    Deferred income taxes                                                        (34)              -
    Net non-cash stock compensation                                               28              29
    Gain on sale of assets                                                         -             (13)
    Changes in operating assets and liabilities                                   70           1,190
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        868           1,717
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                                            (96)            (95)
 Collection of note receivables                                                    -              19
 Proceeds from sale of assets                                                      -              25
 Other, net                                                                      (10)             (8)
--------------------------------------------------------------------------------------------------------
Net cash (used) by investing activities                                         (106)            (59)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Stock options exercised                                                          62              13
 Purchases of common stock                                                       (18)              -
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         44              13
--------------------------------------------------------------------------------------------------------
Net cash (used) by discontinued operations                                       (11)              -
--------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                        795           1,671
Cash and cash equivalents:
Beginning of period                                                            6,455           4,209
                                                                       ---------------------------------
End of period                                                                 $7,250          $5,880
                                                                       =================================
Supplemental Cash Flow Information
 Cash paid during the period for:
   Income taxes                                                               $   73          $    -

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



                                                                                                         Three Months Ended
(in thousands, except per share amounts)                                                               10/2/05        9/26/04
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (unaudited)

Net earnings, as reported                                                                            $      96       $       45
Deduct: Total stock-based employee compensation expense determined under
        the fair value based method for all awards, net of related tax effects                             (44)              (9)
                                                                                                     ------------------------------
Pro forma net earnings                                                                               $      52       $       36
                                                                                                     ==============================
Basic and diluted earnings per share, as reported                                                    $     .02       $      .01
                                                                                                     ==============================
Basic and diluted earnings per share, pro forma                                                      $     .01       $      .01
                                                                                                     ==============================


                                                                                                         Nine Months Ended
(in thousands, except per share amounts)                                                                10/2/05       9/26/04
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (unaudited)

Net earnings (loss), as reported                                                                     $    237        $    (225)
Deduct: Total stock-based employee compensation expense determined under
        the fair value based method for all awards, net of related tax effects                           (125)             (41)
                                                                                                     ------------------------------
Pro forma net earnings (loss)                                                                        $    112        $    (266)
                                                                                                     ==============================
Basic and diluted earnings (loss) per share, as reported                                             $     .06       $     (.05)
                                                                                                     ==============================
Basic and diluted earnings (loss) per share, pro forma                                               $     .03       $     (.06)
                                                                                                     ==============================

3.      Comprehensive Income (Loss):

     During the three months and nine months ended October 2, 2005 and September 26, 2004, there were no differences between comprehensive income (loss) and net income (loss).


4.      Inventories, net:

      Inventories, net of reserves, consist of the following:
      (in thousands)                                                                                   10/2/05        12/31/04
      ---------------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)

      Raw materials                                                                                  $    809         $   964
      Work in process                                                                                     206             204
      Finished goods                                                                                      336             333
                                                                                                     ----------------------------
                                                                                                     $  1,351         $ 1,501
                                                                                                     ============================

5.      Earnings (Loss) Per Share:

     Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised using the treasury stock method. The computation of diluted earnings per share excludes stock options with an exercise price in excess of the average market price as they are antidilutive.
     During the three months ended October 2, 2005, the computation of dilutive earnings per share included 96,187 of net incremental shares from dilutive stock options and excluded stock options to purchase 28,750 shares, as the exercise prices were greater than the average market price. During the nine months ended October 2, 2005, the computation of dilutive earnings per share included 72,995 of net incremental shares from dilutive stock options and excluded stock options to purchase 28,750 shares, as the exercise prices were greater than the average market price.
     During the three months ended September 26, 2004, 163,750 of common shares issuable under stock options have not been included in the computation of "Diluted Earnings (Loss) per Share" as the exercise prices were greater than the average market price. During the nine months ended September 26, 2004, 578,438 common shares issuable under stock options have not been included in the computation of "Diluted Earnings (Loss) per Share" because of the antidilutive effect of the options since the Company reported a loss from operations in this period.


6.      Discontinued Operations:

     During 1998, the Company sold the assets of its Bergen Cable Technologies, Inc. subsidiary. As a result of the sale, the Company was required to perform environmental cleanup at the site. During the nine months ended September 26, 2004, the Company expensed $110,000 to increase the environmental expense accrual to reflect the revised estimate to complete the next phase of the remediation. This after-tax expense of $110,000 is presented in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations". As of October 2, 2005, $1,060,000 has been expensed for the cleanup and accrued liabilities include $132,000 for future payments. These costs represent the Company's best estimate, but the ultimate costs will not be known until the remediation is complete. The Company has set up an escrow remediation trust fund ("fund") to cover periodic payments as required. At October 2, 2005, the fund balance is approximately $101,000 and is included in the cash and cash equivalent amount in the consolidated balance sheet.

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

8.      Recent Accounting Pronouncements:

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending compliance dates for SFAS No. 123R. In accordance with the new rule, the Company will be required to adopt the accounting provisions of SFAS No. 123R in its first quarter of 2006, beginning January 1, 2006. The Company currently estimates that stock option expense for the year ended December 31, 2006 will be approximately $162,000.

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


Liquidity and Capital Resources

     Cash and cash equivalents increased $795,000 during the nine months ended October 2, 2005. During this period, the Company's operations provided $868,000 of cash, investing activities used cash of $106,000 and financing activities provided $44,000 of cash.

     Cash provided by operations of $868,000 resulted mainly from the net earnings of $237,000, the net effect of non-cash items, mainly depreciation and amortization, of $561,000 and a $70,000 decrease in working capital. The net decrease in working capital was mainly due to a $150,000 reduction in inventory and a $302,000 increase in current liabilities, offset in part by a $362,000 increase in accounts receivable, net. The reduction in inventory is mainly due to a continuing control of inventory levels. The increase in current liabilities is mainly due to increases in accounts payable primarily due to the timing of inventory and equipment purchases and in federal income tax payable. The increase in accounts receivable is mainly due to a combination of the increased sales level compared to the 4th quarter of 2004 and the increase in the day's sales outstanding from 44 days at December 31, 2004 to 52 days at October 2, 2005.

     During the nine months ended October 2, 2005, capital expenditures amounted to $96,000.

     Management believes that based on its current working capital and the expected cash flow from operations, the Company's resources are sufficient to meet its financial needs and to fund the capital expenditures for the projected levels of business in 2005 and 2006.

Off-Balance Sheet Arrangements

     The Company does not maintain any off-balance sheet financing arrangements.

Contractual Obligations

     During the normal course of business, the Company incurs certain commitments to make future payments for the purchase of inventory and production supplies based on projected requirements. At October 2, 2005, the Company has outstanding purchase commitments totaling approximately $506,000, all of which are expected to be fulfilled within the next 12 months.

Results of Operations

     During the quarter ended October 2, 2005, net sales decreased $263,000 or 9% from the comparable quarter in 2004 mainly due to lower sales of manufactured products. Sales in the buy and resell product line increased slightly over the 2004 level. During the nine months ended October 2, 2005, net sales decreased $144,000 or 2% from the 2004 period. During both the three and nine month periods in 2005, the actual number of units sold has decreased about 34% from the prior year, as the Company continues to move to more value-added, high reliability ("high-rel") products with higher overall average selling prices. Since the latter part of the quarter ended July 3, 2005, the Company has experienced softness in new order bookings. The book-to-bill ratio during the quarter ended October 2, 2005 was .97, versus 1.00 in the previous quarter of 2005, and 1.03 during the first quarter of 2005. The Company's backlog amounted to $1.8 million at October 2, 2005, compared to $1.8 million at December 31, 2004 and $2.0 million at September 26, 2004. Management believes that the market softness for the Company's products, in particular those for the telecom market, may continue through the end of 2005. In addition, our near-term visibility continues to be poor and we continue to see customer orders for small quantities with near-term delivery dates. Management is not sure of the potential impact on its future operations from the current continuing telecom market uncertainties and our industry's over capacity issues.

     The Company reported a $967,000 gross profit (35% of net sales) in the current quarter versus a $936,000 gross profit (31% of net sales) in the 2004 quarter. For the nine months ended October 2, 2005, the gross profit amounted to $2,988,000 (34% of net sales) compared to $2,645,000 (30% of net sales) in the 2004 period. The higher margins during both periods were mainly attributable to decreases in raw material costs due to changes in product mix toward the more value-added, high-rel products with higher selling prices and yield improvements. Direct labor and overhead costs as a percentage of sales in the 2005 periods remained fairly consistent with that in the 2004 periods.

     During the quarter ended October 2, 2005, selling and advertising expenses decreased $13,000 or 3% from the comparable quarter in 2004. The primary reason for the expense decrease was a reduction in commission expense to the outside manufacturers' representatives due to the lower sales level. For the nine months ended October 2, 2005, selling and advertising expenses decreased $55,000 or 5% from the 2004 period. The primary reasons for the net expense decrease were reductions in personnel and benefit expenses of $39,000, commission expense of $16,000, and travel expenses of $13,000 offset in part by a $10,000 increase in advertising expense.

     Current quarter general and administrative expenses decreased $51,000 (11%) from the comparable 2004 period. The primary reason for the decrease was a reduction in professional and recruitment expenses of $50,000. During the nine months ended October 2, 2005, general and administrative expenses decreased $99,000 (7%) from the comparable period last year. The primary reasons for the decrease were reductions in professional and recruitment expenses of $64,000 and personnel and benefit expenses of $24,000.

     During the quarter and nine months ended October 2, 2005, research and development expenses increased $30,000 and $84,000, respectively, over the comparable periods in 2004 primarily as a result of increased personnel expenses. These expense increases are consistent with the Company's plan to make significant engineering investments in new product development in 2005.

     The increases in interest income for both periods in 2005 over the comparable periods in 2004 were due to a combination of higher average cash balances and higher interest rates during the current year. During the nine months ended September 26, 2004, the Company sold equipment and realized a $13,000 gain.

     The annual combined federal and state income tax rate for 2005 is estimated to be 34%. As the Company has state income tax NOL carryforwards available, there is no estimated state income tax provision for 2005. During the quarter ended and nine months ended September 26, 2004, the Company did not provide for income taxes based on the estimated taxable loss for the year and the uncertainty surrounding the realization of these future tax benefits.

     For the quarter ended October 2, 2005, the Company reported an operating profit of $102,000 compared to an operating profit of $37,000 in comparable quarter of 2004. The $65,000 improvement in operating performance was due to the $31,000 increase in gross margin in 2005 and a $34,000 or 4% reduction in operating expenses. As a result, the Company reported a pre-tax profit of $146,000 from continuing operations during the quarter ended October 2, 2005 compared to a pre-tax profit of $45,000 in the comparable 2004 period. The Company reported net earnings of $96,000 for the quarter ended October 2, 2005 versus net earnings of $45,000 in the comparable quarter of 2004.

     For the nine months ended October 2, 2005, the Company reported an operating profit of $263,000 compared to an operating loss of $150,000 in the comparable period of 2004. The $413,000 improvement in operating performance was due to the $343,000 increase in gross margin in 2005 and a $70,000 reduction in operating expenses. As a result, the Company reported a pre-tax profit of $360,000 from continuing operations during the nine months ended October 2, 2005 compared to a pre-tax loss of $115,000 in comparable 2004 period. During the nine months September 26, 2004, the Company reported a $110,000 loss from discontinued operations. For the nine months ended October 2, 2005, the Company reported net earnings of $237,000 versus a net loss of $225,000 in the comparable period of 2004.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at October 2, 2005, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $72,500 increase or decrease in interest income.

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

     We believe that these deficiencies did not affect the accuracy of our financial statements in this report. Effective April 3, 2005, the Company has instituted certain management review procedures to correct certain lack of segregation of duties and account reconciliations described above. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties and whether the potential benefits of adding employees to clearly segregate duties or other alternatives justifies the expense associated with the changes. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management is aware that there is a lack of segregation of duties in some areas due to the size of the Company and the limited number of employees within the financial and administrative departments of the Company. In addition, management has and will continue to review this matter with its outside consultants to examine other available alternative solutions.

  Changes in internal control.

     Other than as discussed above, during the third quarter of 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                        Valpey-Fisher Corporation



Date: November 7, 2005                  /s/  Michael J. Ferrantino
                                        --------------------------

                                        Michael J. Ferrantino,
                                        President and Chief Executive Officer


Date: November 7, 2005                  /s/ Michael J. Kroll
                                        --------------------

                                        Michael J. Kroll
                                        Vice President, Treasurer and Chief
                                        Financial Officer