Form 10-K
period 2005-12-31
VALPEY FISHER CORP
filed 2006-03-27
CIK 85608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Registrant’s telephone number, including area code: (508) 435-6831

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock $.05 par value	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]     No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, an will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act): (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [  ]     No [X]

The aggregate market value of voting stock held by non-affiliates: $9,095,298 (computed by reference to the last sales price of such common stock on June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 23, 2006: 4,246,503

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

General

Valpey-Fisher Corporation (“Valpey” or “Registrant”) is incorporated under the laws of Maryland. As used herein the term “Company” refers to Valpey-Fisher and its subsidiaries.

Financial Information about Industry Segments

The Company operates in one business segment. Information about export sales is set forth in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Report, which Note is incorporated by reference.

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

Valpey provides a wide-frequency range of frequency control devices including standard and custom-designed product. Capabilities include:
-	high-reliability, precision crystals and oscillators used in sophisticated industrial, military and aerospace applications.
-	ultra-high frequency crystals used in crystal filters and oscillators for original equipment manufacturers (“OEMs”) telecommunications and microwave applications.
-	high-volume, low cost crystals and oscillators for consumer and commercial applications.

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

Raw Materials

Quartz crystal bases, ceramic packages and integrated circuits (“ICs”) are the principal raw materials and are available from a number of domestic and foreign suppliers.

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

Valpey sells its frequency control products primarily to OEMs, contract manufacturing (CM) companies, and distributors. Valpey’s distributors also sell to both the OEMs and CM companies. Ultrasonic transducer devices are sold primarily to OEMs, colleges and universities and research facilities.

In recent years, OEMs have outsourced a significant amount of their manufacturing capability to CM companies. As a result, this has tended to increase the concentration of sales to the CM companies. Sales to Solectron Corporation, a CM company, accounted for approximately 12%, 11%, and 14% of Valpey’s net sales in 2005, 2004, and 2003, respectively. Sales to Celestica Corporation, a CM company, accounted for approximately 10% of Valpey’s sales in 2004. Sales to Valpey’s five largest customers accounted for approximately 33% of its sales in 2005, compared to 33% in 2004 and 35% in 2003. Sales to CM companies accounted for approximately 36% of Valpey’s sales in 2005, compared to 37% in 2004, and 39% in 2003.

 Export sales amounted to approximately 34% of Valpey’s sales in 2005, 33% in 2004 and 34% in 2003. Information about export sales is set forth in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference. Valpey’s international sales are transacted in U. S. dollars.

Seasonal Fluctuations

During the last few years, the Company has noticed that some of its customers, most notably the CM companies and the larger OEMs, have closed their manufacturing facilities during the last two or three weeks in December. These facility closures reduce the number of available days to ship these customers in the 4th quarter.

Research and Development

Research and development expenses amounted to $352,000 in 2005, $218,000 in 2004 and $107,000 in 2003. During 2006, Valpey intends to increase its efforts to develop new products that provide additional functions such as filtering and amplification which would leverage off the Company’s expertise in the timing area.

Backlog

Valpey’s backlog of firm orders was approximately $1,602,000 at December 31, 2005 compared to $1,800,000 at December 31, 2004. Valpey expects to ship the entire December 31, 2005 backlog during 2006.

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

Valpey imports certain raw material and finished product from a supplier in Omsk, Russia. At December 31, 2005, Valpey had approximately $159,000 of its equipment being used by this supplier located in Russia.

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

Employees

At December 31, 2005, the Company employed 59 full-time employees. No employees of the Company are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

Available Information

Valpey files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s public reference room at Room 1024, 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Valpey) file electronically with the SEC.

Our Internet website address is www.valpeyfisher.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15 (d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on the Company’s website is not incorporated by reference into this report.

Foreign and Domestic Operations and Export Sales

Financial information about export sales is set forth in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference.

Item 1A. Risk Factors

Our business, financial condition and results of operations can be affected by a number of factors, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause our actual results to vary materially from past results or from our anticipated future results.

While we reported an operating profit of $350,500 in 2005, we have incurred operating losses in the four years preceding 2005 and our results are likely to fluctuate in the future.

While we reported an operating profit of $350,500 in 2005, we have incurred operating losses in the four years preceding 2005 and our results are likely to fluctuate in the future. A wide variety of factors affect our operating results. Factors that could affect our future operating results include:
•	changes in sales volume and mix,
•	price compression,
•	declines in gross margin,
•	increased research and development expenses associated with new product development, and
•	costs to comply with changing laws and regulations and standards, including the Sarbanes-Oxley Act of 2002, new SEC regulations and American Stock Exchange rules.

If we are unable to introduce new products, including more-value added products, our future operating results may decrease.

Our future operating results are dependent on the timely development, production, introduction and marketing of new products, including more-value added products. We have continuing sales of older/mature products that tend to decline in average selling prices over the product life cycle. By developing these new products, we can replace and/or offset the impact of the lower average selling prices of the older/mature products.

The future demand for our products depends in a large part to growth of the markets that incorporate our frequency control products. These markets are cyclical and have experienced a decline in product demand in recent years.

The future demand for our products depends in a large part to growth of the markets that incorporate our frequency control products. These markets include telecommunications equipment, computers and computer peripheral and scientific instrumentation. These markets are cyclical and have experienced a decline in product demand in recent years. The decline in the demand for products in these markets could negatively affect our operating results and financial condition.

A significant portion of our revenues is derived from sales to a few customers. The loss of one or more of our significant customers could have an adverse impact on the Company’s operating results and financial condition.

In 2005, sales to the top five customers accounted for approximately 33% of the Company’s sales. The loss of one or more of our significant customers or a reduction in sales to any one of them could have an adverse impact on the Company’s operating results and financial condition.

A significant portion of our revenues are to Contract Manufacturers (CMs). If we fail to successfully obtain orders from the CMs, our operating results and financial condition could be negatively affected.

Approximately 35% of the Company’s sales in 2005 were to Contract Manufacturers (CMs). There is a continuing trend among original equipment manufacturers (OEMs) to outsource the manufacture of their product to CMs. We first work with and receive design wins from OEMs. We then have to negotiate pricing, quantities and delivery with the CMs. If we fail to successfully obtain orders from the CMs, our operating results and financial condition could be negatively affected.

There is a limited market and limited trading activity for our common shares. The purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

There is a limited public market and limited trading activity for our common shares. Directors and executive officers currently on a fully diluted basis beneficially own 48% of the outstanding shares. Institutional and other 5% holders own approximately 12% of the outstanding shares. During 2005, the average trading volume of our common stock was 1,300 shares per day. As a result of the low trading volume and the limited outstanding float, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

 We may make an acquisition that is not successful.
As part of our business strategy, we continue to evaluate acquisition opportunities that could complement, enhance or expand our current business or provide additional product offerings or technologies. We may have difficulty finding these opportunities or, if we do find an opportunity, we may not be able to complete the transaction for reasons including a failure to secure financing, if necessary. Any transaction we are able to complete may involve a number of risks including, but not limited to:
•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired business,
•	the possible adverse effects on the Company’s operating results during the integration period,
•	the loss of key employees, customers and vendors as a result of the change in management, and
•	our possible inability to achieve the intended objectives of the transaction.

In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of debt.

Our success depends on our ability to retain our existing management and technical team and to recruit and retain qualified technical, sales and marketing and management personnel.

The Company’s future growth and success will depend in a large part on our ability to retain our existing management and technical team and to recruit and retain qualified technical, sales and marketing and management personnel. Competition for qualified employees in our industry is at times intense. The loss of any of these key personnel or our inability to attract and retain these key employees to operate and expand our business could adversely affect our operations.

We face global business, political and economic risks which may adversely affect the Company.

We sell our products to customers and purchase inventory from vendors located outside of the United States. As a result, we face global business, political and economic risks which may adversely affect the Company. These risks include, but are not limited to:
•	political and economic instability in countries where our products are sold or manufactured,
•	expropriation or the imposition of government controls,
•	export license requirements,
•	trade restrictions,
•	high levels of inflation or deflation,
•	greater difficulty in collecting our accounts receivable and longer payment terms,
•	less favorable intellectual property laws, and
•	increases in duties.

In addition, these same factors may also place the Company at a competitive disadvantage to some of our foreign competitors.

To date, very few of our international transactions have been denominated in foreign currency. As a result, a change in the value of the US dollar relative to the foreign currencies could make our products more expensive, and thus less competitive. We may find it necessary in the future from a competitive position to complete transactions denominated in foreign currency. This will subject the Company with the risks associated with fluctuations in these foreign currencies.

Our markets are highly competitive, and we may lose business to larger and better financed competitors.

Our markets are highly competitive worldwide with few import barriers. Foreign competitors, particularly from the Far East, continue to dominate the U.S. and world markets. We compete primarily on our quality, strong design and application engineering, responsive customer service and a willingness to provide specialty small quantity orders. Our major competitors, most of which are larger than we are, have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we have.

Certain Directors and Members of Management Beneficially Own a Substantial Portion of the Company’s Common Stock and May Be in a Position to Determine the Outcome of Corporate Elections

Members of the Board of Directors and Management, on a fully diluted basis beneficially own 48% of the currently outstanding shares of Common Stock. By virtue of such ownership, such members of the Board and Management including Ted Valpy, Jr. may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to the Company's stockholders. Such concentration of ownership could have the effect of making it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Registrant’s security holders during the last quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The names, ages and offices of the executive officers of the Company are as follows:

Name	Age	Office

Ted Valpey, Jr.	73	Chairman
Michael J. Ferrantino	63	President and Chief Executive Officer
Michael J. Kroll	57	Vice President, Treasurer and Chief Financial
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

Mr. Kroll has been Vice President and Treasurer of the Registrant since 1982 and was named Chief Financial Officer in May 2002.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Valpey-Fisher common stock is listed and traded on the American Stock Exchange under the symbol VPF. The range of high and low prices each quarter for the past two years is shown below:

For the years ended December 31,		2005		2004
	High	Low	High	Low
4th quarter	$4.10	$2.96	$4.30	$3.06
3rd quarter	4.21	3.59	4.39	3.00
2nd quarter	4.01	2.79	3.85	2.86
1st quarter	4.19	3.00	4.15	2.90

No dividend was paid in 2005 or 2004.

The number of stockholders of record on March 9, 2006 was 740. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

 Equity Compensation Plan Information

The following table presents information as of December 31, 2005 regarding the number of shares of the Registrant’s common stock that may be issued under the Registrant’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (1)	488,750	$2.98	180,666

Equity compensation plans not approved by security holders (2)	-0-	-0-	-0-

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

Sale of Unregistered Securities

The 100,000 shares of Common Stock issued to Mr. Ferrantino pursuant to the Restricted Stock Agreement described above in this Item 5 have not been registered under the Securities Act of 1933 (the “Act”). Transfer of the shares is subject to the restrictions and limitations under the Act. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Act as a transaction not involving any public offering.

Stock Repurchases

At December 31, 2005, under prior authorizations from the Board of Directors, the Company is authorized to purchase up to 227,500 shares of common stock through the open market or negotiated transactions.

The Company made no repurchases of its common stock in the fourth quarter of 2005.

Item 6. Selected Financial Data

Years Ended December 31,	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Continuing operations:
Net sales	$11,427	$11,545	$8,496	$7,294	$16,897
Gross profit (loss)	3,814	3,260	989	(1,211)	2,287
Earnings (loss) before income taxes	499	(55)	(2,423)	(3,988)	4,294
Income tax (expense) benefit	(195)	-	1,023	1,198	(1,543)
Earnings (loss)	304	(55)	(1,400)	(2,790)	2,751
Discontinued operations- net of income tax benefit	(60)	(110)	-	(99)	-
Net earnings (loss)	$244	$(165)	$(1,400)	$(2,889)	$2,751
Basic earnings (loss) per share:
Continuing operations	$.07	$(.01)	$(.33)	$(.67)	$.66
Discontinued operations	(.01)	(.03)	-	(.02)	-
	$.06	$(.04)	$(.33)	$(.69)	$.66
Diluted earnings (loss) per share:
Continuing operations	$.07	$(.01)	$(.33)	$(.67)	$.64
Discontinued operations	(.01)	(.03)	-	(.02)	-
	$.06	$(.04)	$(.33)	$(.69)	$.64
Cash dividends per share	$-	$-	$-	$-	$-
Total assets, end of year	$13,617	$12,864	$12,744	$15,151	$18,841
Long-term debt, end of year	$-	$-	$-	$-	$1,277

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

Accounts receivable - The Company performs on-going credit evaluations of its customers and assesses the collectibility of its accounts receivable based on a number of factors including the customer’s financial condition and collection history, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Inventory - The Company estimates the carrying value of its inventory based upon historic usage and management’s assumptions relating to projected customer purchases, product design changes and product obsolescence. The changing technology markets that we supply also affect these estimates. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Income Taxes - The Company has recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes. The Company must estimate its income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future. Based on our assessment of the realization of these assets, the Company has recorded a valuation allowance of $728,500 at December 31, 2005. In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the deductibility of the disposal of scrap and worthless inventory, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable. In the event that actual results differ from these estimates in future periods, the Company may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.

Financial Condition and Liquidity

Cash and cash equivalents amounted to $7,920,000 at December 31, 2005, an increase of $1,465,000 over the December 31, 2004 level. During 2005, the Company’s continuing operations provided cash of $1,574,000, investing activities used cash of $131,000, financing activities provided cash of $44,000, and discontinued operations used cash of $22,000.

Cash provided from continuing operations of $1,574,000 resulted mainly from net earnings of $304,000, adjusted for the non-cash effect of depreciation of $752,000 and the $546,000 reduction in working capital. The net decrease in working capital was mainly due to a $473,000 reduction in inventory and a $430,000 increase in current liabilities, offset in part by a $357,000 increase in accounts receivable, net. The decrease in inventory was mainly due to orders being filled from existing inventory and the continuing control over inventory purchases and levels. The increase in current liabilities is primarily due to an increase in income taxes payable resulting from higher pre-tax earnings and an increase in accounts payable resulting from the timing of inventory and capital equipment purchases. The increase in accounts receivable was mainly due to the increase in the days-sales-outstanding from 44 days in 2004 to 56 days in 2005.

Capital expenditures amounted to $121,000 in 2005. The Company’s budget for 2006 capital expenditures is approximately $550,000.

Management believes that based on its current working capital and the expected cash flows from operations the Company’s resources are sufficient to meet its financial needs and to fund the capital expenditures for the projected levels of business in 2006.

Results of Operations - 2005 versus 2004

Net sales decreased $118,000 or 1% from 2004 mainly due to lower sales of manufactured products. Sales in the buy and resell product line increased slightly over the 2004 level. During 2005, the actual number of units sold has decreased about 21% from the prior year, as the Company continues to move to more value-added, high reliability (“high-rel”) products with higher overall average selling prices and higher margins. The book-to-bill ratio during 2005 was .99, versus 1.01 in 2004. The Company’s backlog amounted to $1.6 million at December 31, 2005 compared to $1.8 million at December 31, 2004. While the Company experienced some modest growth in its principal market (telecommunication infrastructure) in 2005, it was offset by overall price compression and the Company’s conscious effort to discontinue low margin product. Management believes that the Company will continue to be challenged by price compression and the industry-wide excess capacity issues in 2006 and beyond. In addition, our near-term visibility continues to be poor and we continue to see customer orders for small quantities with near-term delivery dates.

The Company reported a $3,814,000 gross profit (33% of net sales) in 2005 versus a $3,260,000 gross profit (28% of net sales) in 2004. The higher margin was mainly attributable to decreases in raw material costs due to changes in product mix toward the more value-added, high-rel products with higher selling prices as well as some yield improvements. Direct labor and overhead costs as a percentage of sales in the 2005 remained fairly consistent with that in 2004.

Selling and advertising expenses were comparable to that in 2004. Decreases in personnel and benefit expenses of $64,000 and travel and entertainment expenses of $15,000 were offset by a $73,000 increase in bad debt expense. The increase in bad debt expense over the 2004 amount was mainly due to the 2004 expense provision benefiting from the $59,000 recovery of accounts receivable written-off in prior years.

General and administrative expenses decreased $53,000 (3%) from 2004 mainly as a result of a reduction in personnel and benefit expenses.

Research and development expenses increased $134,000 over 2004 primarily as a result of increased personnel and benefit expenses. This expense increase was consistent with the Company’s plan to make significant engineering investments in new product development in 2005.

The increase in interest income for 2005 over 2004 was due to a combination of higher average cash balances and higher interest rates during the current year. During 2004, the Company sold equipment and realized a $13,000 gain.

The combined federal and state effective income tax rate for 2005 is 39%. As the Company has state income tax NOL carryforwards available, there is no estimated state income tax provision. The Company reduced the valuation allowance by $45,500 in 2005 based on its assessment of the realization of certain deferred tax assets. For 2004, no provision for income taxes has been recorded. While for financial reporting purposes the Company recorded a loss, no income tax benefit was provided as the Company recorded a valuation allowance of $70,000. During both years, the Company is providing a valuation allowance for the full amount of the state income tax benefit relating to net operating loss carryforwards due to the uncertainty of realization.

During 2005, the Company reported an operating profit of $351,000 compared to an operating loss of $104,000 in 2004. The $454,000 improvement in operating performance over 2004 was due to the $554,000 increase in gross margin in 2005 offset in part by a $100,000 increase in operating expenses. Other income amounted to $148,000 in 2005 compared to $48,000 in 2004. As a result, the Company reported pre-tax profits of $499,000 from continuing operations during 2005 compared to a pre-tax loss of $55,000 in 2004. The Company reported after-tax losses of $59,700 in 2005 and $110,000 in 2004 from discontinued operations. In total, the Company reported net earnings of $245,000 in 2005 versus a net loss of $165,000 in 2004.

Results of Operations - 2004 versus 2003

Net sales increased $3,049,000 or 36% over 2003. Sales from the MF Electronics product line acquired at the end of May 2003 accounted for approximately 50% of the sales increase. The remaining sales increase resulted from both overall higher average selling prices and an increase in the number of units sold. The book-to-bill ratio for 2004 was 1.01 compared to 1.05 in 2003. The Company’s backlog amounted to $1.8 million at both December 31, 2004 and 2003. While the Company saw increased activity in the IT markets (servers, switches and storage) and some slight increase in the telecom market during the 1st half of 2004, the Company did see some softness in new orders during the 2nd half of 2004. Based on input from our customers and outside sales representatives, we feel we will continue to see this market softness in the short-term. Management continues to be unsure of the potential impact on its future operations from the current continuing telecom market uncertainties and our industries over capacity issues.

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

Selling and advertising expenses were comparable to that in 2003, but decreased as a percentage of sales from 16.5% in 2003 to 12.2% in 2004. Increases in sales commission expense to outside manufacturers’ representatives and advertising expense were offset by reductions in personnel and bad debt expenses.

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

Contractual Obligations

During the normal course of business, the Company incurs certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on its projected requirements. At December 31, 2005, the Company has outstanding purchase commitments approximating $448,000, all of which are expected to be fulfilled in 2006. At December 31, 2005, the Company did not have any contractual obligations for capital leases, operating leases or long-term debt.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as “expects”, “believes”, “estimates”, “plans” or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, but not limited to: the Company’s ability to achieve profitability, the current production over-capacity within the suppliers of frequency control devices, the ability to develop, market and manufacture new innovative products competitively, the fluctuations in product demand of the telecommunications industry, the ability of the Company and its suppliers to produce and deliver materials and products competitively, and the ability to limit the amount of the negative effect on operating results caused by pricing pressure, and the Company’s ability to comply with Section 404 of the Sarbanes-Oxley Act.

Recent accounting pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 will have material impact on its financial position, results of operations, and cash flows.

 In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending compliance dates for SFAS No. 123R. In accordance with the new rule, the Company will be required to adopt the accounting provisions of SFAS No. 123R in its first quarter of 2006, beginning January 1, 2006. The Company currently estimates based on the stock options outstanding at December 31, 2005 that stock option expense for the year ended December 31, 2006 will be approximately $162,000.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), was issued in March 2005. This interpretation became effective for the Company in the fourth quarter of 2005 and clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The impact of this interpretation was not material to the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at December 31, 2005, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decline in interest rates would result in an approximate $79,200 increase or decrease in interest income.

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

Item 8. Financial Statements and Supplementary Data

Valpey-Fisher Corporation
Consolidated Balance Sheets

December 31,	2005	2004
Assets
Current assets:
Cash and cash equivalents	$7,920,235	$6,455,273
Accounts receivable, less allowance for doubtful accounts of $115,000 in 2005 and $100,000 in 2004	1,494,910	1,137,437
Inventories, net	1,028,103	1,500,695
Deferred income taxes and other current assets	653,081	629,099
Total current assets	11,096,329	9,722,504
Property, plant and equipment, at cost:
Land and improvements	226,505	226,505
Buildings and improvements	2,042,975	2,037,058
Machinery and equipment	8,657,943	8,543,017
	10,927,423	10,806,580
Less accumulated depreciation	8,559,693	7,807,727
	2,367,730	2,998,853
Other assets	152,837	142,630
	$13,616,896	$12,863,987

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$496,954	$409,413
Accrued liabilities	1,707,568	1,245,779
Total current liabilities	2,204,522	1,655,192
Deferred income taxes	448,330	578,117
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $1.00 par value-Authorized 1,000,000 shares; issued, none	-	-
Common stock, $.05 par value-Authorized 10,000,000 shares; issued and outstanding: 4,246,503 and 4,222,519 shares	212,325	211,126
Capital surplus	5,105,201	5,076,082
Retained earnings	5,746,518	5,501,970
Less unearned compensation	(100,000)	(158,500)
Total stockholders’ equity	10,964,044	10,630,678
	$13,616,896	$12,863,987

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Operations

For the Years Ended December 31,	2005	2004	2003
Net sales	$11,426,673	$11,545,159	$8,495,770
Cost of sales	7,612,645	8,284,788	7,506,406
Gross profit	3,814,028	3,260,371	989,364
Selling and advertising expenses	1,427,612	1,409,361	1,406,007
General and administrative expenses	1,684,203	1,736,619	1,936,248
Research and development expenses	351,687	218,164	106,791
	3,463,502	3,364,144	3,449,046
Operating profit (loss)	350,526	(103,773)	(2,459,682)
Other income (expense):
Interest income	148,322	34,720	48,537
Gains on sales of assets	-	13,667	-
Interest expense	-	-	(11,941)
	148,322	48,387	36,596
Earnings (loss) from continuing operations before income taxes	498,848	(55,386)	(2,423,086)
Income tax (expense) benefit	(194,600)	-	1,023,000
Earnings (loss) from continuing operations	304,248	(55,386)	(1,400,086)
(Loss) from discontinued operations, net of income tax benefit	(59,700)	(110,000)	-
Net earnings (loss)	$244,548	$(165,386)	$(1,400,086)

Basic and diluted earnings (loss) per share:
Continuing operations	$.07	$(.01)	$(.33)
Discontinued operations	(.01)	(.03)	.00
	$.06	$(.04)	$(.33)

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Cash Flows

FoFor the Years Ended December 31,	2005	2004	2003
Cash Flows from Operating Activities:
Earnings (loss) from continuing operations	$304,248	$(55,386)	$(1,400,086)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	751,966	818,838	833,201
Changes in deferred income taxes	(82,682)	32,000	287,000
Non-cash restricted stock compensation, net of taxes	35,000	35,500	35,500
Stock option income tax benefit	10,000	-	-
Gains on sales of assets	-	(13,667)	-
Changes in assets and liabilities, excluding the effects of the purchase of MF Electronics:
Accounts receivable	(357,473)	1,277,984	(41,373)
Inventories, net	472,592	70,278	581,913
Other current assets	331	(22,338)	36,460
Accounts payable and accrued liabilities	440,497	221,631	360,227
Net cash provided by operating activities of continuing operations	1,574,479	2,364,840	692,842
Cash Flows from Operating Activities-Discontinued Operations: (Revised)
(Loss) from discontinued operations	(59,700)	(110,000)	-
Change in deferred income taxes	(30,000)	-	-
Change in accrued expenses	67,415	68,900	(51,000)
Net cash (used) in operating activities of discontinued operations	(22,285)	(31,100)	(51,000)
Net cash provided by operating activities	1,552,194	2,333,740	641,842
Cash Flows from Investing Activities:
Capital expenditures	(120,843)	(140,672)	(153,863)
Purchase of MF Electronics	-	-	(798,762)
Collection of notes receivable	-	19,351	24,178
Proceeds from sales of assets	-	24,600	82,450
Other	(10,207)	(8,065)	(8,065)
Net cash (used) in investing activities	(131,050)	(104,786)	(854,062)
Cash Flows from Financing Activities:
Stock options exercised	61,750	16,964	-
Purchases of common stock	(17,932)	-	(59,078)
Payments on long-term debt	-	-	(1,277,402)
Net cash provided (used) by financing activities	43,818	16,964	(1,336,480)
Net Increase (Decrease) in Cash and Cash Equivalents	1,464,962	2,245,918	(1,548,700)
Cash and Cash Equivalents at beginning of year	6,455,273	4,209,355	5,758,055
Cash and Cash Equivalents at end of year	$7,920,235	$6,455,273	$4,209,355

Note: The Company has revised its reporting of discontinued operations to note that all cash flows represent operating activitites.

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Stockholders’ Equity

	Common	Stock	Capital	Retained	Unearned
	Shares	Amount	Surplus	Earnings	Compensation
Balance, January 1, 2003	4,207,115	$210,356	$5,079,416	$7,067,442	$(275,500)
Net (loss)	-	-	-	(1,400,086)	-
Purchases and retirement of common stock	(22,300)	(1,115)	(57,963)	-	-
Amortization of restricted stock grant	-	-	-	-	58,500
Tax effect of restricted stock grant	-	-	(23,000)	-	-
Balance, December 31, 2003	4,184,815	209,241	4,998,453	5,667,356	(217,000)
Net (loss)	-	-	-	(165,386)	-
Amortization of restricted stock grant	-	-	-	-	58,500
Tax effect of restricted stock grant	-	-	(23,000)	-	-
Exercise of stock options	37,704	1,885	100,629	-	-
Balance, December 31, 2004	4,222,519	211,126	5,076,082	5,501,970	(158,500)
Net earnings	-	-		244,548	-
Amortization of restricted stock grant	-	-		-	58,500
Tax effect of restricted stock grant	-	-	(23,500)	-	-
Exercise of stock options	29,984	1,499	60,251	-	-
Purchases and retirement of common stock	(6,000)	(300)	(17,632)	-	-
Stock option income tax benefit	-	-	10,000	-	-
Balance, December 31, 2005	4,246,503	$212,325	$5,105,201	$5,746,518	$(100,000)

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

(2)   Summary of Significant Accounting Policies:
Principles of consolidation - The accompanying consolidated financial statements include the accounts of Valpey-Fisher Corporation and its wholly owned subsidiaries. In 2005, the Company dissolved all the consolidating subsidiaries, except for Matec International, Inc. Significant intercompany balances and transactions have been eliminated in consolidation. In 2005, the Company has separately disclosed the operating, investing, and financing portions of the cash flows attributable to discontinued operations, which in prior years were reported on a combined basis as a single amount.
Use of estimates - The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include reserves for accounts receivable and inventory, useful lives of property, plant and equipment, accrued liabilities, and deferred income taxes. Actual results could differ from those estimates.
Fair value of financial instruments - The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.
Cash equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. At December 31, 2005, approximately $1,670,000 of the Company’s cash and cash equivalents balance were in excess of the applicable insurance limits.
Accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for doubtful accounts is maintained for potential credit losses based upon the Company’s expected collectibility of all accounts receivable. The Company determines the allowance based on numerous factors including the customer’s financial condition and collection history, and current economic trends. Account balances are charged-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Inventories - Inventories are stated at the lower of cost or market and are determined by the first-in, first out method (FIFO).
Property, plant and equipment - The Company uses the straight-line method of providing for depreciation of property, plant and equipment for financial reporting purposes and accelerated methods for tax purposes. The estimated lives used to compute depreciation are as follows: land improvements - 10 years, building and improvements - 15 to 40 years and machinery and equipment - 3 to 10 years. Expenditures for additions, renewals and betterments of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.
Revenue recognition - Revenue is recognized when an agreement of sale exists, product delivery has occurred, title has passed, pricing is fixed or determinable, and collection is reasonably assured.
Research and development - Research and development costs are expensed as incurred.

Valpey-Fisher Corporation
Notes Continued

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
Stock compensation plans - The Company applies the intrinsic value method, Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. The Company provides the disclosure requirements of Statement of Financial Accounting Standards (SFAS) Nos. 123 and 148, “Accounting for Stock-Based Compensation,” and related interpretations and amendments.

The Company adopted the disclosure-only option under SFAS No.123 “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based compensation.

For the Year Ended December 31,	2005	2004	2003
Net earnings (loss), as reported	$244,548	$(165,386)	$(1,400,086)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(173,271)	(55,299)	(111,809)
Pro forma net earnings (loss)	$71,277	$(220,685)	$(1,511,895)

Basic and diluted net earnings (loss) per share: As reported	$.06	$(.04)	$(.33)
Pro forma	$.02	$(.05)	$(.36)

Valpey-Fisher Corporation
Notes Continued

For purposes of the above pro forma disclosures, the estimated fair value of the options is amortized to expense over the five-year vesting period of the options. The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-assumptions:

	For the Year Ended December 31,
	2005	2004	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.0%	4.4%	3.3%
Expected life of options in years	7	7	7
Assumed volatility	57%	60%	59%
Estimated fair value per share at date of grant	$1.84	$1.65	$1.60

Comprehensive income (loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31, 2005, 2004, and 2003, the Company had no items of other comprehensive income (loss).

Recent accounting pronouncements -

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 will have material impact on its financial position, results of operations, and cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending compliance dates for SFAS No. 123R. In accordance with the new rule, the Company will be required to adopt the accounting provisions of SFAS No. 123R in its first quarter of 2006, beginning January 1, 2006. The Company currently estimates based on the stock options outstanding at December 31, 2005 that stock option expense for the year ended December 31, 2006 will be approximately $162,000.

 FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), was issued in March 2005. This interpretation became effective for the Company in the fourth quarter of 2005 and clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The impact of this interpretation was not material to the Company’s consolidated financial statements.

Valpey-Fisher Corporation
Notes Continued

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

(3)   Acquisition:

On May 28, 2003, pursuant to an Asset Purchase Agreement dated April 30, 2003, the Company purchased certain assets consisting primarily of inventories, machinery and equipment and the customer order backlog from MF Electronics Corp. (“MF”), a privately held company located in New Rochelle, NY. MF designs and manufactures a wide range of frequency control products. In addition, the Company acquired for cash the net of the May 28, 2003 MF’s accounts receivable less trade accounts payable. The total purchase price was $798,762 in cash. The results of MF’s operations have been included in the consolidated financial statements since the date of acquisition. During the week of June 30, 2003, the purchased assets and operations of MF were moved to the Company’s facility located in Hopkinton, Massachusetts.

The following table presents the allocation of the purchase price, including transaction costs of $50,000, to the assets acquired and liabilities assumed, based on their fair values (in thousands):

Accounts receivable	$343
Inventory	125
Machinery and equipment	516
Trade accounts payable and accrued expenses	(135)
$849

The following unaudited pro forma financial information presents the results of the Company as if the acquisition of MF was completed January 1, 2003. This pro forma financial information is presented for informational purposes and is not necessarily indicative of the Company’s operating results if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any anticipated cost savings or operating efficiencies that the Company believes are achievable.

(in thousands, except for per share amounts)
2003
Net sales	$10,387
Net (loss)	$(1,762)
Basic and diluted (loss) per share	$(.42)

Valpey-Fisher Corporation
Notes Continued

(4)   Discontinued Operations:

In 1998, the Company sold all the assets of Bergen Cable Technologies, Inc. subsidiary. As a result of this sale, the Company was required to perform environmental cleanup at this site. During 2005 and 2004, the Company expensed $100,000 and $110,000, respectively, to increase the environmental expense accrual to reflect the revised estimate to complete the remediation. These expense amounts, net of income tax benefit, are presented in the Consolidated Statements of Operations under the caption “(Loss) from discontinued operations, net of income tax benefit”. As of December 31, 2005, a total of $1,160,000 has been expensed for the cleanup and $221,000 (see Note 8) is accrued for future payments. The Company was required to set up an escrow remediation trust fund (“fund”) of approximately $102,000 to cover the periodic payments as required. This fund is included in the cash and cash equivalents account in the consolidated balance sheet. These costs represent the Company’s best estimate, but the ultimate costs will not be known until the remediation is complete.

(5) Inventories, net: Inventories, net of reserves, consist of the following:	2005	2004
Raw materials	$636,715	$964,319
Work in process	194,247	203,967
Finished goods	197,141	332,409
	$1,028,103	$1,500,695

(6) Income Taxes: The provision (benefit) for income taxes for continuing operations consisted of the following:
	2005	2004	2003
Current:
Federal	$278,100	$-	$(1,287,000)
State	(800)	-	-
	277,300	-	(1,287,000)
Deferred:
Federal	(93,000)	(47,500)	418,000
State	55,800	(22,500)	(227,000)
	(37,200)	(70,000)	191,000
Valuation allowance	(45,500)	70,000	73,000
Total	$194,600	$-	$(1,023,000)

The Company recorded an income tax benefit relating to the discontinued operations of $40,300 in 2005 and $0 in 2004.

Valpey-Fisher Corporation
Notes Continued

The total income tax provision (benefit) for continuing operations differs from that computed by applying the federal income tax rate to income before income taxes. The reasons for the difference are as follows:
	2005	2004	2003
Income taxes at statutory rates	$169,600	$(56,230)	$(823,850)
State income taxes, net of federal tax effect	36,300	(10,170)	(276,600)
Federal tax effect of state tax operating losses utilized	31,200	-	-
Change in valuation allowance	(45,500)	70,000	73,000
Reversal of accruals	-	(9,000)	-
Other, net	3,000	5,400	4,450
	$194,600	$-	$(1,023,000)

The tax effects of significant items comprising the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:
	2005	2004
Deferred tax assets:
Inventory valuation	$666,800	$612,400
State tax loss carryforward	526,500	623,000
Accruals and allowances	137,800	106,300
Alternative minimum tax credit carryforward (no expiration)	-	10,400
Valuation allowance	(728,500)	(774,000)
Net deferred tax assets	602,600	578,100

Deferred tax liabilities:
Depreciation	287,800	364,000
DISC commissions	160,500	214,100
Total deferred tax liabilities	448,300	578,100
Net deferred tax assets	$154,300	$-

At December 31, 2005, the Company has state tax loss benefit carryforwards of $526,500 that begin to expire in 2007. Due to the uncertainty of the realization of this state tax benefit and management’s estimate that operating income and the reversal of future taxable temporary differences will more likely than not be sufficient to recognize all of the other deferred tax assets, the Company has established a valuation allowance of $728,500 at December 31, 2005. Other current assets include deferred income taxes of approximately $602,600 in 2005 and $578,100 in 2004.

(7) Profit Sharing and Savings Plan: The Company has a trusteed profit sharing 401(k) plan that covers all qualified employees. Under the profit sharing section of the plan, the Company may make contributions to the plan at the discretion of the Board of Directors. No profit sharing contributions were made in 2005, 2004 and 2003. Under the 401(k) section of the plan, the Company matched 50% of employee contributions up to 6% of compensation. Total Company contributions charged to operations were approximately $76,000 in 2005, $74,000 in 2004 and $67,000 in 2003.

Valpey-Fisher Corporation
Notes Continued

(8) Accrued Liabilities: Accrued liabilities consist of the following items:	2005	2004
Employee compensation	$611,600	$585,100
Income taxes	334,300	95,800
Professional fees	160,000	108,900
Environmental costs (see Note 4)	220,600	142,900
Commissions	95,100	83,700
Other	285,968	229,379
	$1,707,568	$1,245,779

(9) Debt: At December 31, 2005, the Company had no outstanding credit arrangements with banks or any other financial institution.

(10) Stockholders’ Equity: The Company has 4,246,503 and 4,222,519 shares of its $.05 par value Common Stock outstanding at December 31, 2005 and 2004, respectively.

During 2005, the Company acquired 6,000 shares of common stock at a cost of $17,900 and retired the shares. At December 31, 2005, under prior authorizations from the Board of Directors, the Company is authorized to purchase up to an additional 227,500 shares of stock through the open market or negotiated transactions.

In 2004, the Company issued options to four employees for 29,500 shares of common stock in payment for a bonus accrued in 2003. The option price was $.05 per share. At the date of grant, the fair market value of the 29,500 shares of common stock less the option price was $85,550.

In the fourth quarter of 2002, the Company granted 100,000 shares of restricted stock to the President and Chief Executive Officer for $5,000. The shares issued under a Restricted Stock Agreement vest over a period of five years. Unearned compensation was recorded at the date of the grant based on the market value of $295,000. Unearned compensation, which is shown as a separate component of stockholders’ equity, is being amortized over the five year vesting period. The amount amortized to expense in each of the years 2005, 2004 and 2003 was $58,500. The tax effect of the differences between compensation expense for financial statement and income tax purposes is charged or credited to capital surplus.

At December 31, 2005, the Company has four Stock Option Plans that allow for the granting of options to officers, key employees, and other individuals to purchase a maximum of 1,000,000 shares of the Company’s common stock. The option price and terms are determined by the Company’s Compensation Committee. The options granted may qualify as incentive stock options (“ISO’s”). At December 31, 2005, the 1992 and 1999 Plans had no options available for future grant and 268,916 common shares reserved for issuance upon exercise of the outstanding stock options. At December 31, 2005, the 2001 and 2003 Plans have a total of 180,166 options available for future grants and 219,834 common shares reserved for issuance upon exercise of the outstanding stock options.

Valpey-Fisher Corporation
Notes Continued

A summary of the status of the Company’s fixed stock option plans as of December 31, 2005, 2004, and 2003, and changes during the years ended on those dates is presented below:

	2005		2004		2003
	Number of shares	Weighted-Avg. Exercise Price	Number of shares	Weighted-Avg. Exercise Price	Number of shares	Weighted-Avg. Exercise Price
Outstanding, January 1	532,234	$3.40	578,438	$3.41	509,938	$3.57
Granted	121,500	2.99	83,500	2.01	86,500	2.61
Exercised	(29,984)	2.06	(37,704)	.45	-	-
Forfeited	(135,000)	3.42	(92,000)	3.40	(18,000)	4.18
Outstanding, December 31	488,750	$2.98	532,234	$3.40	578,438	$3.41
Exercisable, December 31	203,658	$3.89	274,345	$3.59	226,038	$3.56

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Weighted-Average
Range of Exercise Prices	Number Outstanding at 12/31/05	Remaining Contractual Life	Exercise Price	Number Exercisable at 12/31/05	Weighted Avg. Exercise Price
$2.48 - 2.96	181,000	8.5	$2.80	33,800	$2.61
$3.05 - 4.28	289,000	7.3	3.24	151,108	3.29
$11.04	18,750	4.8	11.04	18,750	11.04
	488,750	6.1	$2.98	203,658	$3.89

The Company adopted the disclosure-only option under SFAS No.123 “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based compensation.

For the Year Ended December 31,	2005	2004	2003
Net earnings (loss), as reported	$244,548	$(165,386)	$(1,400,086)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(173,271)	(55,299)	(111,809)
Pro forma net earnings (loss)	$71,277	$(220,685)	$(1,511,895)

Basic and diluted net earnings (loss) per share: As reported	$.06	$(.04)	$(.33)
Pro forma	$.02	$(.05)	$(.36)

Valpey-Fisher Corporation
Notes Continued

For purposes of the above pro forma disclosures, the estimated fair value of the options is amortized to expense over the five-year vesting period of the options. The fair value of these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-assumptions:

	For the Year Ended December 31,
	2005	2004	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.0%	4.4%	3.3%
Expected life of options in years	7	7	7
Assumed volatility	57%	60%	59%
Estimated fair value per share at date of grant	$1.84	$1.65	$1.60

(11) Earnings (Loss) Per Share: The computation of basic and diluted earnings (loss) per share from continuing operations is as follows:

	2005	2004	2003
Basic:
Earnings (loss) from continuing operations	$304,248	$(55,386)	$(1,400,086)
Weighted average shares outstanding	4,239,547	4,212,353	4,187,970
Basic earnings (loss) per share from continuing operations	$.07	$(.01)	$(.33)
Diluted:
Earnings (loss) from continuing operations	$304,248	$(55,386)	$(1,400,086)
Weighted average shares outstanding	4,239,547	4,212,353	4,187,970
Diluted effect of stock options outstanding, using the treasury stock method	68,629	-	-
Diluted weighted average shares outstanding	4,308,176	4,212,353	4,187,970
Diluted earnings (loss) per share from continuing operations	$.07	$(.01)	$(.33)

In 2005, the computation of diluted earnings per share excluded stock options to purchase 28,750 shares as the exercise prices were greater than the average market price. The Company had 532,234 and 578,438 options outstanding in 2004 and 2003, respectively, which were not included in the computation of dilutive shares since the Company had a net loss and the inclusion of such shares would be anti-dilutive.

Valpey-Fisher Corporation
Notes Continued

(12) Industry Segment: The Company operates in one segment: the design, production, import, and sale of quartz crystals and oscillators and ultrasonic transducer devices.

One customer accounted for approximately 12%, 11% and 14% of net sales in 2005, 2004 and 2003, respectively. A second customer accounted for approximately 10% of net sales in 2004. Export sales to foreign markets are as follows:
	2005	2004	2003
Asia Pacific	$1,955,900	$1,988,700	$1,652,200
Europe and Middle East	1,190,600	708,600	670,900
Canada	704,200	1,044,600	560,800
Other	33,900	25,500	20,800
	$3,884,600	$3,767,400	$2,904,700

(13)  Quarterly Financial Data (unaudited): Selected unaudited quarterly financial data for 2005 and 2004 is set forth below:

	First	Second	Third	Fourth
	(in thousands, except per share data)
2005
Net sales from continuing operations	$3,022	$3,015	$2,780	$2,610
Gross profit	965	1,056	967	826
Earnings before income taxes	69	145	146	139
Net earnings (loss) from: Continuing operations	45	96	96	67
Discontinued operations	-	-	-	(60)
Net earnings	$45	$96	$96	$7

Basic and diluted earnings (loss) per share: Continuing operations	$.01	$.02	$.02	$.01
Discontinued operations	-	-	-	(.01)
	$.01	$.02	$.02	$-

	First	Second	Third	Fourth
2004
Net sales from continuing operations	$2,767	$3,151	$3,043	$2,584
Gross profit	787	922	936	615
Earnings (loss) before income taxes	(137)	(23)	45	60
Net earnings (loss) from: Continuing operations	(137)	(23)	45	60
Discontinued operations	-	(110)	-	-
Net earnings (loss)	$(137)	$(133)	$45	$60

Basic and diluted (loss) per share: Continuing operations	$(.03)	$(.01)	$.01	$.01
Discontinued operations	-	(.02)	-	-
	$(.03)	$(.03)	$.01	$.01

Valpey-Fisher Corporation
Notes Continued

Earnings (loss) per share calculations for each of the quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year earnings (loss) per share amounts.

(14) Commitments and Contingencies: During the normal course of business, the Company incurs certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on its projected requirements. At December 31, 2005, the Company has outstanding purchase commitments approximating $448,000, all of which are expected to be fulfilled in 2006.

In connection with the sale of its Bergen Cable Technologies, Inc. subsidiary in 1998, the Company was required to perform environmental cleanup at this site (see Note 4).

(15) Supplemental Cash Flow Information: Supplemental cash flow information for 2005, 2004, and 2003 consists of the following:

	2005	2004	2003
Cash paid during the year by continuing operations for:
Interest	$-	$-	$11,941
Income taxes	$83,000	$-	$-

Noncash Investing and Financing Activities:
In 2004, the Company issued 29,500 shares of common stock valued at $85,550 to four employees in payment for a bonus accrued in 2003.

Certain revisions have been made to the 2004 and 2003 Consolidated Statements of Cash Flows related to reporting of discontinued operations to note that all cash flows represent operating activities.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Valpey-Fisher Corporation:

We have audited the accompanying consolidated balance sheets of Valpey-Fisher Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valpey-Fisher Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Boston, Massachusetts
February 17, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

  As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded, except as noted below, that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. We believe that this deficiency did not affect the accuracy of our financial statements in this report.

The Company’s independent registered accounting firm has advised management and the audit committee that the following identified internal control deficiency constitutes a significant deficiency in the Company’s internal control.

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

 Changes in internal control.

 Other than as discussed above, such evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

 We have adopted a Code of Business Conduct and Ethics that applies to our board of directors, officers, employees and consultants. In addition, we have adopted a Code of Ethics for our chief executive officer and our chief financial and accounting officer. These codes are posted in the Corporate Governance section of the Company’s website (www.valpeyfisher.com). If we make any substantive changes or grant any waivers to these codes, we will disclose the nature of such change or waiver on our website and in a report on Form 8-K.

The remaining information called for by Part III is hereby incorporated by reference from the information set forth and under the headings “Common Stock Ownership of Certain Beneficial Owners and Management”, “Election of Directors”, “Corporate Governance and Board Matters”, “Executive Compensation” and “Principal Accountant Fees and Services” in Registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant’s executive officers has been included in Part I above under the caption “Executive Officers of the Registrant”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	The following Consolidated Financial Statements are included in Item 8:

Consolidated Balance Sheets, December 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the Years Ended
December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statement
Report of Independent Registered Public Accounting Firm

2.	The following schedule to the Consolidated Financial Statements and the Report of Independent
Registered Accounting Firm on Schedule are filed as part of this report.

Report of Independent Registered Public Accounting Firm on Supplementary Schedule
Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index are as follows:

Exhibit No.		Description

2.		Agreement of Merger and Recapitalization
2.1		Asset Purchase Agreement dated April 30, 2003 between Seller, William Stein, Martin Finkelstein and the Company
3.1		Restated and Amended Articles of Incorporation
3.2		By-Laws effective May 8, 2003
10.1	*	1992 Stock Option Plan
10.2	*	1999 Stock Option Plan
10.3	*	2001 Stock Option Plan
10.4	*	Restricted Stock Agreement
10.5	*	2003 Stock Option Plan
10.6	*	Key Employee Bonus Plan for 2005
14		Code of Ethics of the Chief Executive Officer and the Chief Financial and Accounting Officer
14.1		Code of Business Conduct and Ethics
21		Subsidiaries of the Registrant
23		Independent Registered Public Accounting Firm’s Consent
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an
Exhibit pursuant to Item 15(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valpey-Fisher Corporation

Date: March 27, 2006	By:	/s/ Michael J. Ferrantino
Michael J. Ferrantino
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted Valpey, Jr.	Chairman of the Board	March 27, 2006
Ted Valpey, Jr.	and Director

/s/ Michael J. Ferrantino	President, Chief Executive Officer	March 27, 2006
Michael J. Ferrantino	and Director (Principal Executive Officer)

/s/ Michael J. Kroll	Vice President, Treasurer and Chief Financial Officer	March 27, 2006
Michael J. Kroll	(Principal Financial Officer and Principal Accounting Officer)

/s/Mario Alosco	Director	March 27, 2006
Mario Alosco

/s/Richard W. Anderson	Director	March 27, 2006
Richard W. Anderson

/s/Eli Fleisher	Director	March 27, 2006
Eli Fleisher

/s/Lawrence Holsborg	Director	March 27, 2006
Lawrence Holsborg

/s/John J. McArdle III	Director	March 27, 2006
John J. McArdle III

Report of Independent Registered Public Accounting Firm on Supplementary Schedule

Board of Directors and Stockholders of Valpey-Fisher Corporation:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Valpey-Fisher Corporation and Subsidiaries referred to in our report dated February 17, 2006, which is included in the Company’s 2005 Annual Report to Stockholders. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
February 17, 2006

Valpey-Fisher Corporation and Subsidiaries

 Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)		Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended:

December 31, 2005	$100,000	$36,100	$-		$(21,100)	$115,000

December 31, 2004	$80,000	$(36,600)	$-		$56,600	$100,000

December 31, 2003	$200,000	$2,300	$-		$(122,300)	$80,000

Inventory Reserve:

Year Ended:

December 31, 2005	$1,019,500	$351,800		$	$ (208,200)	$1,163,100

December 31, 2004	$1,002,000	$371,300	$-		$(353,800)	$1,019,500

December 31, 2003	$5,339,000	$234,900	$-		$(4,571,900)	$1,002,000

(1) Deductions related to the allowance for doubtful accounts represent the amounts written-off against the reserve, less recoveries.

EXHIBIT INDEX

Exhibit No.	(inapplicable items are omitted)

2.
Agreement of Merger and Recapitalization between MATEC Corporation a Delaware corporation and MATEC Corporation a Maryland corporation. (incorporated by reference to Exhibit 2 on Registrant’s Form 10-K for the year ended December 31, 2004).

2.1	Asset Purchase Agreement dated April 30, 2003 between Seller, William Stein, Martin Finkelstein and the Company (incorporated by reference to Exhibit 2 on Registrant’s Form 8-K dated May 28, 2003).
3.1	Restated and Amended Articles of Incorporation as of June 3, 2002 (incorporated by reference to Exhibit 3.2 on Registrant’s Form 10-Q for the period ended June 30, 2002).
3.2	By-Laws effective May 8, 2003 (incorporated by reference to Exhibit 3.3 on Registrant’s Form 10-K for the year ended December 31, 2003).
10.1	1992 Stock Option Plan (incorporated by reference to Exhibit 10.1 on Registrant’s Form 10-K for the year ended December 31, 2002).
10.2	1999 Stock Option Plan. (incorporated by reference to Exhibit 10.2 on Registrant’s Form 10-K for the year ended December 31, 2004).
10.3	2001 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement of Registrant for its Annual Meeting of Stockholders held on May 10, 2001).
10.4	Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 on Registrant’s Form 10-K for the year ended December 31, 2003).
10.5	2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 on Registrant’s Form 10-Q for the quarterly period ended June 29, 2003).
10.6	Key Employee Bonus Plan for 2005. (incorporated by reference to Exhibit 10.1 on Registrant’s Form 10-Q for the quarterly period ended April 3, 2005).
14	Code of Ethics of the Chief Executive Officer and the Chief Financial and Accounting Officer (incorporated by reference to Exhibit 14 on Registrant’s Form 10-K for the year ended December 31, 2003).
14.1	Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 on Registrant’s Form 10-K for the year ended December 31, 2004).
21	Subsidiaries of the Registrant. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.