Form 10-Q
period 2006-04-02
VALPEY FISHER CORP
filed 2006-05-15
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

As of May 12, 2006, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,246,503.

                            Valpey-Fisher Corporation

                                   INDEX                                    PAGE
                                   -----                                    ----

PART I.         FINANCIAL INFORMATION

ITEM 1. - Financial Statements -

Consolidated Condensed Balance Sheets - April 2, 2006
  (Unaudited) and December 31, 2005 (Audited)                                 3
Consolidated Statements of Operations - (Unaudited)
  Three Months Ended April 2, 2006 and April 3, 2005                          4
Consolidated Statements of Cash Flows - (Unaudited)
  Three Months Ended April 2, 2006 and April 3, 2005                          5
Notes to Consolidated Condensed Financial Statements                        6-9

ITEM 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10-13

ITEM 3. - Quantitative and Qualitative Disclosures
          About Market Risk                                                  13

ITEM 4. - Controls and Procedures                                         13-14

PART II. OTHER INFORMATION

ITEM 1A. - Risk Factors                                                      14

ITEM 5. - Other Information                                                  14

ITEM 6. - Exhibits                                                           14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                                                                           4/2/06     12/31/05
                                                                                        ------------ ----------
                                                                                         (Unaudited)  (Audited)
                ASSETS
Current assets:
  Cash and cash equivalents                                                               $  7,574   $  7,920
  Accounts receivable, net of allowances of $115 in 2006 and 2005                            1,529      1,495
  Inventories, net                                                                             916      1,028
  Deferred income taxes and other current assets                                               645        653
---------------------------------------------------------------------------------------------------------------
            Total current assets                                                            10,664     11,096

Property, plant and equipment, at cost                                                      10,978     10,927
  Less accumulated depreciation                                                              8,729      8,559
---------------------------------------------------------------------------------------------------------------
                                                                                             2,249      2,368
Other assets                                                                                   161        153
---------------------------------------------------------------------------------------------------------------
Total assets                                                                              $ 13,074   $ 13,617
===============================================================================================================
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $    516   $    497
  Accrued liabilities                                                                        1,090      1,708
----------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                        1,606      2,205

Deferred income taxes                                                                          420        448

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none                     -          -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
      Issued and outstanding: 4,246,503 and 4,246,503 shares                                   212        212
  Capital surplus                                                                            5,141      5,105
  Retained earnings                                                                          5,780      5,747
  Less unearned compensation                                                                   (85)      (100)
---------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                      11,048     10,964
---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                $ 13,074   $ 13,617
===============================================================================================================

See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                       4/2/06         4/3/05
                                                                                    -------------- ------------
Net sales                                                                             $  2,872       $  3,022
Cost of sales                                                                            1,861          2,057
---------------------------------------------------------------------------------------------------------------
   Gross profit                                                                          1,011            965

Operating expenses:
   Selling and advertising                                                                 405            371
   General and administrative                                                              463            461
   Research and development                                                                127             87
---------------------------------------------------------------------------------------------------------------
          Total operating expenses                                                         995            919

Operating profit                                                                            16             46

Interest income                                                                             61             23
---------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                77             69
Income tax (expense)                                                                       (44)           (24)
---------------------------------------------------------------------------------------------------------------
Net earnings                                                                          $     33       $     45
===============================================================================================================
---------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per share                                                  $    .01       $    .01
===============================================================================================================
Basic weighted average shares                                                            4,247          4,223
Diluted weighted average shares                                                          4,247          4,312

See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                        ---------------------------
                                                                                          4/2/06         4/3/05
                                                                                        -----------    ------------
Cash flows from operating activities:
 Net earnings from operations                                                              $   33        $   45
 Adjustments to reconcile net earnings to net cash
   (used) in operating activities:
   Depreciation and amortization                                                              170           190
   Deferred income taxes                                                                      (31)          (33)
   Stock-based compensation                                                                    42             -
   Non-cash restricted stock compensation, net of taxes                                         9             9
   Changes in operating assets and liabilities:
         Accounts receivable, net                                                             (34)         (389)
         Inventories, net                                                                     112           265
         Other current assets                                                                  11           (36)
         Accounts payable and accrued expenses                                               (562)          (63)
-------------------------------------------------------------------------------------------------------------------
   Net cash (used) in operating activities of continuing operations                          (250)          (12)
Cash flows from operating activities: - Discontinued Operations: (Revised)
   Change in accrued expenses                                                                 (37)           (3)
-------------------------------------------------------------------------------------------------------------------
         Net cash (used) in operating activities of discontinued operations                   (37)           (3)
-------------------------------------------------------------------------------------------------------------------
         Net cash (used) in operating activities                                             (287)          (15)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capital expenditures                                                                          (51)          (46)
Other, net                                                                                     (8)          (10)
-------------------------------------------------------------------------------------------------------------------
         Net cash (used) by investing activities                                              (59)          (56)
-------------------------------------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                                                  (346)          (71)
Cash and cash equivalents:
Beginning of period                                                                         7,920         6,455
                                                                                        ---------------------------
End of period                                                                              $7,574        $6,384
                                                                                        ===========================
Note: The Company has revised its reporting of discontinued operations to note that all cash flows represent operating activities.

Supplemental Cash Flow Information
 Cash paid during the period for:
   Income taxes                                                                            $  240        $    -

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

     These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 2005 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

     Certain revisions have been made to the 2005 Consolidated Statement of Cash Flows related to reporting of discontinued operations to note that all cash flows represent operating activities.

2.   Stock Compensation Plans:

     Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". Prior to January 1, 2006, the Company applied the intrinsic value method, Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, the Company did not recognize compensation expense for options granted with exercise prices equal to or greater than the market value on the date of grant. The Company has adopted the modified prospective method as permitted under SFAS No. 123R. Under this transition provision, compensation expense associated with stock options recognized in the first quarter of 2006 includes: (a) expense related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) expense related to all stock option awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated.

     As a result of the adoption of SFAS No. 123R, the Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations for the quarter ended April 2, 2006 (in thousands):

     Cost of sales                                                       $  8
     Selling and advertising                                                7
     General and administrative                                            25
     Research and development                                               2
                                                                    ----------
     Pre-tax stock-based compensation expense                              42
     Income tax (benefit)                                                  (1)
                                                                    ----------
     Net stock-based compensation expense                                $ 41
                                                                    ==========

     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based compensation for the quarter ended April 3, 2005 (in thousands, except per share data):


                                                                   (unaudited)
                                                                ---------------
Net earnings, as reported                                          $      45
Deduct: Total stock-based employee compensation
        expense determined under the fair value based
        method for all awards, net of related tax effects                (37)
                                                                ---------------
Pro forma net earnings                                             $       8
                                                                ===============
Basic and diluted earnings per share, as reported                  $     .01
Basic and diluted earnings per share, pro forma                    $     .00

     At April 2, 2006, the Company has four Stock Option Plans that allow for the granting of options to officers, key employees, and other individuals to purchase a maximum of 1,000,000 shares of the Company's common stock. At April 2, 2006, options for 170,166 shares remain available for future grants under the Plans. The option price and terms are recommended by the Company's Compensation Committee to the Company's Board of Directors for approval. The maximum contractual term of an option is ten years. The options granted may qualify as incentive stock options ("ISO's"). Options granted prior to December 31, 2005 generally vested 20% per on each of the first, second, third, fourth, and fifth anniversaries of the date of grant with a contractual life of ten years. The options granted in 2006, vest 33% on each of the first, second and third anniversaries of the date of grant and have a contractual life of five years. Compensation expense related to stock options granted is recognized ratably over the vesting period of the option. The Company issues new shares upon the exercise of stock options.

     Stock options for 10,000 shares were granted in the quarter ended April 2, 2006. There were no stock option grants in the quarter ended April 3, 2005. The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for stock option grants during the quarter ended April 3, 2006:

                Stock options granted                              10,000
                Weighted-average exercise price                    $ 3.25
                Weighted-average grant date fair value             $ 1.06
                Assumptions:
                Risk-free interest rate                               4.6%
                Expected volatility                                    36%
                Expected term in years                                3.5
                Expected dividend yield                                 0%

     The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term. The expected volatility is calculated using the Black-Scholes model based on the historic monthly closing prices for a period commensurate with the expected term, which is the same method used both prior and subsequent to the adoption of SFAS 123R. The expected term of the option is determined by using the "shortcut approach" as provided for in Staff Accounting Bulletin No. 107.

     A summary of the activity under all the Company's stock option plans as of April 2, 2006 and the changes during the three month period then ended are as follows:

                                                                                            Weighted-
                                                                                            Average
                                                                   Weighted-               Remaining
                                                                     Average              Contractual            Aggregate
                                                Number of          Exercise Price            Life                Intrinsic
                                                 Shares            Per Share               In Years                 Value
                                              --------------     -------------------     -----------------     -----------------
Outstanding at December 31, 2005                   488,750             $ 3.38
Options granted                                     10,000               3.25
                                              --------------
Outstanding at April 2, 2006                       498,750             $ 3.37                    7.3             $ 230,595
                                              ==============                             =================     =================
Exercisable at April 2, 2006                       205,658             $ 3.88                    6.5             $  76,302
                                              ==============                             =================     =================

     A summary of the status of the Company's nonvested stock options as of April 2, 2006 and the changes during the three month period then ended is as follows:

                                                            Weighted-Average
                                                             Grant-Date
                                            Shares           Fair Value
                                         -------------     -----------------
Nonvested at December 31, 2005             285,092                $  1.80
Granted                                     10,000                   1.06
Vested                                      (2,000)                  1.68
                                         -------------     -----------------
Nonvested at April 2, 2006                 293,092                $  1.78
                                         =============     =================

     At April 2, 2006, there was approximately $429,000 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total grant-date fair value of stock options that vested during the three months ended April 2, 2006 was approximately $3,400.


3.   Inventories, net:

     Inventories, net of reserves, consist of the following:
     (in thousands)                                             4/2/06  12/31/05
      --------------------------------------------------------------------------
                                                              (unaudited)

     Raw materials                                             $   455   $   637
     Work in process                                               182       194
     Finished goods                                                279       197
                                                               -----------------
                                                               $   916   $ 1,028
                                                               =================

4.   Earnings Per Share:

     Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the net incremental shares that would be issued if dilutive outstanding stock options were exercised using the treasury stock method. The computation of diluted earnings per share excludes stock options with an exercise price in excess of the average market price as they are antidilutive. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period.

     During the three months ended April 2, 2006, the computation of dilutive earnings per share included 307 of net incremental shares from dilutive stock options and excluded 33,750 of stock options, as the exercise prices were greater than the average market price. In addition, options to purchase 455,000 shares were excluded from the calculation under the treasury stock method as they were anti-dilutive. These options were not included because the assumed proceeds from the amount of the exercise prices combined with the average unrecognized compensation costs, adjusted for the amount of excess tax benefits, if any, that would be credited to additional paid-in capital upon exercise of the options were greater than the average market price of our stock. During the three months ended April 3, 2005, the computation of dilutive earnings per share included 89,790 of net incremental shares from dilutive stock options and excluded 28,750 of stock options, as the exercise prices were greater than the average market price.

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

     Management believes that judgments and estimates related to the Company's critical accounting policies could materially affect its consolidated financial statements. The Company's most critical accounting policies, which were discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, pertain to accounts receivable, inventories and income taxes. Except for the manner in which we account for share based compensation, as discussed below, those policies continue to be the Company's most critical accounting policies for the period covered by this report and there were no significant changes in the application of those policies during this reporting period.

     Stock-Based Compensation. During the first quarter of 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" using the modified prospective method of transition. Under SFAS No. 123R, the estimated fair value of stock options granted under our Stock Option Plans is recognized as expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the option. Prior to January 1, 2006, the Company applied the intrinsic value method, Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, the Company did not recognize compensation expense for options granted with exercise prices equal to or greater than the market value on the date of grant.

     We adopted the modified prospective method as permitted under SFAS No. 123R. Under this transition provision, compensation expense associated with stock options recognized in the first quarter of 2006 includes: (a) expense related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) expense related to all stock option awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated. As a result, the results for the quarter ended April 2, 2006 are not directly comparable to the same period in 2005.

     The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model is dependent upon key inputs estimated by management, including the expected term of an option and the expected volatility of the Company's common stock price over the expected term. The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term. The expected volatility is calculated using the Black-Scholes model based on the historic monthly closing prices for a period commensurate with the expected term, which is the same method used both prior and subsequent to the adoption of SFAS 123R. The expected term of the option is determined by using the "shortcut approach" as provided for in Staff Accounting Bulletin No. 107. Changes in the subjective assumptions could materially affect the estimated fair value of an option and consequently the amount of stock option expense recognized in the Company's results of operations.

     See Note 2 of the Notes to Consolidated Condensed Financial Statements in
Part 1, Item 1 of this Form 10-Q for a more detailed discussion of and the effects of SFAS No. 123R on our results of operations and financial condition.

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $7,574,000 at April 2, 2006, a decrease of $346,000 from the December 31, 2005 balance. During this period, our operations used cash of $287,000 and investing activities used cash of $59,000.

     Cash used in operations of $287,000 resulted mainly from the net earnings of $33,000 adjusted for the net effect of non-cash items, mainly depreciation and amortization, of $190,000 offset by a $472,000 increase in working capital. Discontinued operations used cash of $37,000. The main items accounting for the net increase in working capital were a $617,000 decrease in accrued liabilities, partially offset by an $112,000 reduction in inventory. The decrease in accrued liabilities is mainly due to payments of $325,000 for incentive compensation to employees, $240,000 in income tax payments, and $75,000 for the Company's 2005 401k match. The reduction in inventory is mainly due to the Company's continuing control of inventory levels.

     Capital expenditures during the quarter ended April 2, 2006 amounted to $51,000.

     Management believes that based on its current working capital and the expected cash flow from operations, the Company's resources are sufficient to meet its financial needs and to fund the capital expenditures for the projected levels of business in 2006.

Off-Balance Sheet Arrangements

     We do not maintain any off-balance sheet financing arrangements.


Contractual Obligations

     During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements. At April 2, 2006, our outstanding purchase commitments totaling approximately $788,000, all of which are expected to be fulfilled in 2006.

Results of Operations

     During the quarter ended April 2, 2006, net sales decreased $150,000 or 5% from the comparable quarter in 2005 mainly as a result of the lower backlog at the beginning of the quarter. The Company's backlog amounted to $1.6 million at December 31, 2005 compared to $1.8 million at December 31, 2004. Bookings during both the 2006 and 2005 quarters amounted to $3.1 million. The backlog at April 2, 2006 amounted to $1.9 million comparable to that at April 3, 2005. While the overall actual number of units sold increased over the prior year level due to new product sales, the sales decrease resulted mainly from both lower unit sales and average selling prices of its older products. The Company continues to see price compression and management believes it will continue to see this pricing pressure in 2006 and beyond. In addition, our near-term visibility continues to be poor and we continue to see customer orders for small quantities with near-term delivery dates. Management is not sure of the potential impact on its future operations from the current continuing telecom market uncertainties, the industry-wide over capacity issues, and the effects of the continuing pricing compression.

     The Company reported a $1,011,000 gross profit (35% of net sales) in the current quarter versus a $965,000 gross profit (32% of net sales) in the 2005 quarter. The higher margin was mainly attributable to a decrease in raw material costs due to changes in product mix toward the more value-added, high-rel products. Direct labor and overhead costs as a percentage of sales in 2006 remained fairly consistent with that in the 2005 period.

     Selling and advertising expenses increased $34,000 or 9% over the comparable quarter in 2005. Increases in personnel expenses ($46,000), travel and entertainment ($13,000), and stock option expense ($7,000) were partially offset by reductions in advertising ($13,000), sales commission expense to outside sales representatives ($10,000) and bad debt expense ($6,000).

     While the quarter ended April 2, 2006 included stock option expense of $25,000, general and administrative expenses were comparable to last year. Reductions in overall expenses, including $15,000 in recruitment expenses, offset the effect of the stock option expense.

     Research and development expenses increased $40,000 over the $87,000 reported in the comparable 2005 period primarily as a result of increased personnel expenses. The 46% increase is consistent with the Company's plan to make significant engineering investments in new product development in 2006.

     The $38,000 increase in interest income in 2006 was due to a combination of higher average cash balances and higher interest rates during the current year.

     The estimated annual combined federal and state income tax rates for 2006 and 2005 are 58% and 34%, respectively. The increase in the projected rate is a result of the nondeductible stock option expense in 2006 resulting from the adoption of SFAS No. 123R. The majority of the stock option expense results from incentive stock options and under SFAS No. 123R, the expense does not generate a tax deduction and related tax benefit. As the Company has state income tax NOL carryforwards available, there is no estimated state income tax provision for 2006 and 2005.

     For the quarter ended April 2, 2006, the Company reported an operating profit of $16,000 compared to an operating profit of $46,000 in comparable quarter of 2005. The operating profit in 2006 was reduced by $42,000 for stock option expense resulting from the Company's adoption of SFAS No. 123R. As the Company adopted SFAS No. 123R on a modified prospective method, the 2005 quarter dos not include any stock option expense. Interest income amounted to $61,000 in 2006, compared to $23,000 in 2005. As a result, the Company reported a pre-tax profit of $77,000 during the quarter ended April 2, 2006 compared to a pre-tax profit $69,000 in comparable 2005 period. For the quarter ended April 2, 2006, the Company reported net earnings of $33,000 versus net earnings of $45,000 in 2005.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at April 2, 2006, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $75,700 increase or decrease in interest income.

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

     As stated in the Company's 2005 Form 10-K, the Company's independent registered accounting firm advised management and the audit committee, that the following identified internal control deficiency constituted a significant deficiency in the Company's internal control.

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


   Changes in internal control.

     During the first quarter of 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION


Item 1A. Risk Factors

     Information regarding risk factors are set forth under the caption "Forward-Looking Statements" in Part 1, Item 2 of this Form 10-Q and in Part 1,
Item 1A. of the Company's Annual Report on Form 10-K for the Year Ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in the Company's 2005 Annual Report on Form 10-K.

Item 5. Other Information

     On March 1, 2006, the Board of Directors adopted the Key Employee Bonus Plan for 2006. The Plan provides payments to key employees including the President and Chief Executive Officer and the Vice President, Treasurer and Chief Financial Officer based on achieving the 2006 budgeted pre-tax operating result amount before other income/expense, extraordinary income/expense, and the effects of SFAS 123R ("budgeted amount"). A copy of the Plan is filed as Exhibit 10.1.

Item 6. Exhibits

          10.1          Key Employee Bonus Plan for 2006. Filed herewith.

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


                                                Valpey-Fisher Corporation



Date: May 15, 2006                              /s/ Michael J. Ferrantino
                                                -------------------------

                                                Michael J. Ferrantino,
                                                President and Chief Executive
                                                Officer


Date: May 15, 2006                              /s/ Michael J. Kroll
                                                --------------------

                                                Michael J. Kroll
                                                Vice President, Treasurer and
                                                Chief Financial Officer