Form 10-Q
period 2006-07-02
VALPEY FISHER CORP
filed 2006-08-09
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

As of August 7, 2006, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,256,503.

                            Valpey-Fisher Corporation

                                      INDEX                                 PAGE
                                      -----                                 ----

PART I.  FINANCIAL INFORMATION

ITEM 1. - Financial Statements -

Consolidated Condensed Balance Sheets - July 2, 2006 (Unaudited) and
  December 31, 2005 (Audited)                                                  3
Consolidated Statements of Operations - (Unaudited) Three Months and
  Six Months Ended July 2, 2006 and July 3, 2005                               4
Consolidated Condensed Statements of Cash Flows - (Unaudited) Six
  Months Ended July 2, 2006 and July 3, 2005                                   5
Notes to Consolidated Condensed Financial Statements - (Unaudited)           6-9

ITEM 2. - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10-13

ITEM 3. - Quantitative and Qualitative Disclosures About Market Risk          13

ITEM 4. - Controls and Procedures                                             14

PART II. OTHER INFORMATION

ITEM 1A. - Risk Factors                                                       15

ITEM 4. - Submission of Matters to a Vote of Security Holders                 15

ITEM 6. - Exhibits                                                            15

SIGNATURES                                                                    16

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                                                                    7/2/06      12/31/05
                                                                                (Unaudited)     (Audited)
                                                                              ----------------------------
                ASSETS
Current assets:
  Cash and cash equivalents                                                          $7,909        $7,920
  Accounts receivable, net of allowances of $115 in 2006 and 2005                     1,697         1,495
  Inventories, net                                                                      843         1,028
  Deferred income taxes and other current assets                                        681           653
----------------------------------------------------------------------------------------------------------
       Total current assets                                                          11,130        11,096

Property, plant and equipment, at cost                                               11,006        10,927
  Less accumulated depreciation                                                       8,817         8,559
----------------------------------------------------------------------------------------------------------
                                                                                      2,189         2,368

Other assets                                                                            161           153
----------------------------------------------------------------------------------------------------------
Total assets                                                                        $13,480       $13,617
==========================================================================================================

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                     $569          $497
  Accrued liabilities                                                                 1,331         1,708
----------------------------------------------------------------------------------------------------------
       Total current liabilities                                                      1,900         2,205

Deferred income taxes                                                                   392           448

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none              -             -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
      Issued and outstanding: 4,256,503 and 4,246,503 shares                            213           212
  Capital surplus                                                                     5,204         5,105
  Retained earnings                                                                   5,842         5,747
  Less unearned compensation                                                            (71)         (100)
----------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                    11,188        10,964
----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $13,480       $13,617
==========================================================================================================

See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended      Six Months Ended
                                                ----------------------- ----------------------
                                                    7/2/06      7/3/05      7/2/06     7/3/05
                                                ----------------------- ----------------------

Net sales                                            $2,927     $3,015      $5,799     $6,037
Cost of sales                                         1,855      1,959       3,717      4,016
----------------------------------------------------------------------------------------------
   Gross profit                                       1,072      1,056       2,082      2,021

Operating expenses:
  Selling and advertising                               428        385         833        756
  General and administrative                            466        479         929        940
  Research and development                              116         77         243        164
----------------------------------------------------------------------------------------------
                                                      1,010        941       2,005      1,860

Operating profit                                         62        115          77        161

Other income:
  Interest income                                        63         30         124         53
  (Loss) on sale of asset                                (6)         -          (6)         -
----------------------------------------------------------------------------------------------
                                                         57         30         118         53

Earnings before income taxes                            119        145         195        214
Income tax (expense)                                    (57)       (49)       (100)       (73)
----------------------------------------------------------------------------------------------
Net earnings                                            $62        $96         $95       $141
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Basic and diluted earnings per share                   $.01       $.02        $.02       $.03
----------------------------------------------------------------------------------------------


Basic weighted average shares                         4,252      4,243       4,249      4,233
Diluted weighted average shares                       4,260      4,276       4,254      4,356


See notes to consolidated condensed financial statements.

              Valpey-Fisher Corporation and Subsidiaries
            Consolidated Condensed Statements of Cash Flows
                            (In thousands)
                              (Unaudited)

                                                                                  Six Months Ended
                                                                              ------------------------
                                                                                   7/2/06      7/3/05
                                                                              ------------------------
Cash flows from operating activities:
 Net earnings from operations                                                         $95        $141
 Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                                     339         380
    Deferred income taxes                                                             (58)        (63)
    Stock based compensation                                                           85           -
    Non-cash restricted stock compensation, net of taxes                               18          18
    Loss on sale of asset                                                               6           -
    Changes in operating assets and liabilities:
         Accounts receivable, net                                                    (202)       (671)
         Inventories, net                                                             185         223
         Other current assets                                                          (8)        (25)
         Accounts payable and accrued expenses                                       (261)        434
------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities of continuing operations             199         437
Cash flows from operating activities: - Discontinued Operations: (Revised)
    Change in accrued expenses                                                        (45)         (9)
------------------------------------------------------------------------------------------------------
       Net cash (used) in operating activities of discontinued operations             (45)         (9)
------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                      154         428
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                                                (194)        (82)
 Proceeds from sale of assets                                                          10           -
 Other, net                                                                            (8)        (10)
------------------------------------------------------------------------------------------------------
Net cash (used) in investing activities                                              (192)        (92)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Stock options exercised                                                               27          62
 Purchases of common stock                                                              -         (18)
------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              27          44
------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  (11)        380
Cash and cash equivalents:
Beginning of period                                                                 7,920       6,455
                                                                              ------------------------
End of period                                                                      $7,909      $6,835
                                                                              ------------------------

Note: The Company has revised its reporting of discontinued operations to note that all cash flows represent operating activities.

Supplemental Cash Flow Information:
   Income taxes paid                                                                 $390         $ -
Supplemental Disclosure of Non-Cash Activity:
   Receivable from sale of asset                                                      $17         $ -

See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries

       Notes to Consolidated Condensed Financial Statements - (Unaudited)

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

2.   Stock Compensation Plans:

     Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". Prior to January 1, 2006, the Company applied the intrinsic value method, Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, the Company did not recognize compensation expense for options granted with exercise prices equal to or greater than the market value on the date of grant. The Company has adopted the modified prospective method as permitted under SFAS No. 123R. Under this transition provision, compensation expense associated with stock options recognized in the three and six months ended July 2, 2006 includes: (a) expense related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) expense related to all stock option awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated.

     As a result of the adoption of SFAS No. 123R, the Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

                                                  Three Months    Six Months
                                                      Ended         Ended
                                                      7/2/06        7/2/06
                                                 -------------  -----------
     Cost of sales                                         $8          $16
     Selling and advertising                                7           14
     General and administrative                            25           50
     Research and development                               3            5
                                                 --------------------------
     Pre-tax stock-based compensation expense              43           85
     Income tax (benefit)                                  (1)          (2)
                                                 --------------------------
     Net stock-based compensation expense                 $42          $83
                                                 ==========================

     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and six months ended July 3, 2005 (in thousands, except per share data):

                                                                                  (unaudited)
                                                                          Three Months  Six Months
                                                                          Ended 7/3/05  Ended 7/3/05
                                                                          --------------------------

Net earnings, as reported                                                          $96         $141
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related
        tax effects                                                                (44)         (81)
                                                                          --------------------------
Pro forma net earnings                                                             $52          $60
                                                                          ==========================

Basic and diluted earnings per share, as reported                                 $.02         $.03
Basic and diluted earnings per share, pro forma                                   $.01         $.01

     At July 2, 2006, the Company has four Stock Option Plans that allow for the granting of options to officers, key employees, and other individuals to purchase a maximum of 1,000,000 shares of the Company's common stock. At July 2, 2006, options for 170,166 shares remain available for future grants under the Plans. The option price and terms are recommended by the Company's Compensation Committee to the Company's Board of Directors for approval. The maximum contractual term of an option is ten years. The options granted may qualify as incentive stock options ("ISO's"). Options granted prior to December 31, 2005 generally vested 20% per on each of the first, second, third, fourth, and fifth anniversaries of the date of grant with a contractual life of ten years. The options granted in 2006, vest 33% on each of the first, second and third anniversaries of the date of grant and have a contractual life of five years. Compensation expense related to stock options granted is recognized ratably over the vesting period of the option. The Company issues new shares upon the exercise of stock options. There were no options granted during the quarter ended July 2, 2006.

     The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for stock option grants during the three and six months periods ended July 2, 2006 and July 3, 2005:

                                                 Three Months Ended     Six Months Ended
                                                -------------------- --------------------
                                                   7/2/06    7/3/05     7/2/06    7/3/05
                                                -----------------------------------------

 Stock options granted                               None   121,500     10,000   121,500
 Weighted-average exercise price                        -     $2.99      $3.25     $2.99
 Weighted-average grant date fair value                 -     $1.84      $1.06     $1.84
 Assumptions:
     Risk-free interest rate                            -       4.0%       4.6%      4.0%
     Expected volatility                                -        57%        36%       57%
     Expected term in years                             -       7.0        3.5       7.0
     Expected dividend yield                            -         0%         0%        0%


     The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term. The expected volatility is calculated using the Black-Scholes model based on weighted-average historic prices for a period commensurate with the expected term. For options granted in 2006, the expected term of the option is determined based on historical experiences by using the "simplified method" as provided for in Staff Accounting Bulletin No.
107. Prior to 2006, the expected term of the option was determined by taking the average of the vesting term and the contractual life of the option.

     A summary of the activity under all the Company's stock option plans as of July 2, 2006 and the changes during the six month period then ended are as follows:

                                                                 Weighted-
                                                                  Average
                                                   Weighted-     Remaining
                                                     Average     Contractual   Aggregate
                                     Number of   Exercise Price      Life      Intrinsic
                                      Shares       Per Share       In Years      Value
                                   ------------- -------------- ------------ --------------

Outstanding at December 31, 2005        488,750          $3.38
Options granted                          10,000           3.25
Options exercised                       (10,000)          2.67
                                   -------------                ============ ==============
Outstanding at July 2, 2006             488,750          $3.39          7.1       $387,475
                                   =============                ============ ==============

Exercisable at July 2, 2006             239,158          $3.75          6.6       $172,653
                                   =============                ============ ==============


     A summary of the status of the Company's nonvested stock options as of July 2, 2006 and the changes during the three month period then ended is as follows:

                                                           Weighted-Average
                                                             Grant-Date
                                             Shares          Fair Value
                                          ------------  --------------------
Nonvested at December 31, 2005                285,092                 $1.80
Granted                                        10,000                  1.06
Vested                                        (45,500)                 1.77
                                          ------------  --------------------
Nonvested at July 2, 2006                     249,592                 $1.78
                                          ============  ====================

     At July 2, 2006, there was approximately $385,000 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total grant-date fair value of stock options that vested during the six months ended July 2, 2006 was approximately $80,600.

3.   Inventories, net:

     Inventories, net of reserves, consist of the following:

     (in thousands)                                     7/2/06    12/31/05
     ----------------------------------------------------------------------
                                                     (unaudited)

     Raw materials                                        $414        $637
     Work in process                                       164         194
     Finished goods                                        265         197
                                                    -----------------------
                                                          $843      $1,028
                                                    =======================

5.       Earnings Per Share:

     Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the net incremental shares that would be issued if dilutive outstanding stock options were exercised using the treasury stock method. The assumed proceeds under the treasury stock method include:

     o    the amount paid to the Company upon exercise of the option;
     o compensation expense for future services that the Company has not yet recognized; and
     o the amount of excess tax benefits, if any, that would be credited to additional paid-in capital upon exercise of the options.

The computation of diluted earnings per share excludes stock options with an exercise price in excess of the average market price as they are anti-dilutive. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. The following table shows a reconciliation of weighted average shares (in thousands):

                                                  Three Months Ended     Six Months Ended
                                                 -------------------- --------------------
                                                    7/2/06    7/3/05     7/2/06    7/3/05
                                                 -------------------- --------------------

Weighted average shares outstanding                  4,252     4,243      4,249     4,233
 Dilutive effect of stock options outstanding,
    Using the treasury stock method                      8        33          5       123
                                                 -------------------- --------------------
Diluted weighted average shares outstanding          4,260     4,276      4,254     4,356
                                                 ==================== ====================


The following table shows the potentially dilutive securities which have been excluded from the dilutive earnings per share calculation (in thousands):

                                                  Three Months Ended     Six Months Ended
                                                 -------------------- --------------------
                                                    7/2/06    7/3/05     7/2/06    7/3/05
                                                 -----------------------------------------

Stock options where the exercise price was
   greater than the average market price                29        29         29        29
Stock options where the assumed proceeds
   exceed the average market price during the
   period                                              396         -        396         -


6.   Recent Accounting Pronouncements:

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company has not yet determined the impact, if any, of adopting this interpretation on its financial position, results of operations and cash flows.

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

     Management believes that judgments and estimates related to our critical accounting policies could materially affect our consolidated financial statements. Our most critical accounting policies, which were discussed in the our Annual Report on Form 10-K for the year ended December 31, 2005, pertain to accounts receivable, inventories and income taxes. In addition to the manner in which we account for share based compensation, as discussed below, those policies continue to be our most critical accounting policies for the period covered by this report and there were no significant changes in the application of those policies during this reporting period.

     Stock-Based Compensation. During the first quarter of 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" using the modified prospective method of transition. Under SFAS No. 123R, the estimated fair value of stock options granted under our Stock Option Plans is recognized as expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the option. Prior to January 1, 2006, we applied the intrinsic value method, Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, we did not recognize compensation expense for options granted with exercise prices equal to or greater than the market value on the date of grant.

     We have adopted the modified prospective method as permitted under SFAS No. 123R. Under this transition provision, compensation expense associated with stock options recognized in the quarter and six months ended July 2, 2006 includes: (a) expense related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) expense related to all stock option awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated. As a result, the results for the three and six month periods ended July 2, 2006 are not directly comparable to the same periods in 2005. The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model is dependent upon key inputs estimated by management, including the expected term of an option and the expected volatility of our common stock price over the expected term. Changes in the subjective assumptions could materially affect the estimated fair value of an option and consequently the amount of stock option expense recognized in our results of operations. See Note 2 of the Notes To Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q for a more detailed discussion of the assumptions used and the effects of SFAS No. 123R on our results of operations and financial condition.

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $7,909,000 at July 2, 2006, a decrease of $11,000 from the December 31, 2005 balance. During this period, our operations provided cash of $154,000, investing activities used cash of $192,000 and financing activities provided cash of $27,000.

     Cash provided from operations of $154,000 resulted mainly from the net earnings of $95,000 adjusted for the net effect of non-cash items, mainly depreciation and amortization, of $390,000 offset by a $286,000 increase in working capital. Discontinued operations used cash of $45,000. The main items accounting for the net increase in working capital were a $377,000 decrease in accrued liabilities and a $202,000 increase in accounts receivable partially offset by an $185,000 reduction in inventory. The decrease in accrued liabilities is mainly due to the net reductions in incentive compensation to employees of $216,000 and in income taxes of $226,000. The increase in accounts receivable in 2006 is mainly due to the sales increase over the fourth quarter of 2005, as the days-sales-outstanding was 56 days during both periods. The reduction in inventory is mainly due to our continuing control of inventory levels.

     Capital expenditures during the six months ended July 2, 2006 amounted to $194,000.

     Management believes that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet its financial needs and to fund the capital expenditures for the projected levels of business for at least the next twelve months.

Off-Balance Sheet Arrangements

     We do not maintain any off-balance sheet financing arrangements.


Contractual Obligations

     During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements. At July 2, 2006, we have outstanding purchase commitments totaling approximately $779,000, all of which are expected to be fulfilled in 2006.

Results of Operations for the Three and Six Months Ended July 2, 2006 Compared to the Three and Six Months Ended July 3, 2005

     During the quarter and six months ended July 2, 2006, net sales decreased $88,000 or 3% and $238,000 or 4%, respectively, from the comparable periods in 2005. The decreases are mainly due to a combination of the lower backlog at the beginning of 2006 and the lower bookings in the current quarter of 2006. Our backlog amounted to $1.6 million at December 31, 2005 compared to $1.8 million at December 31, 2004. Bookings during the six months ended July 2, 2006 were approximately $113,000 or 2% lower than the same period in 2005. The backlog at July 2, 2006 amounted to $1.8 million versus $1.86 million at July 3, 2005. While the overall actual number of units sold during both periods has increased slightly over the prior year periods due to an increase in buy and resell product line, the sales decreases have resulted mainly from both lower unit sales and average selling prices of its older products. We continue to see price compression and management believes it will continue to see this pricing pressure in 2006 and beyond. In addition, our near-term visibility continues to be poor and we continue to see customer orders for small quantities with near-term delivery dates. Management is not sure of the potential impact on its future operations from the current continuing telecom market uncertainties, the industry-wide over capacity issues, and the effects of the continuing pricing compression.

     We reported a $1,072,000 gross profit (37% of net sales) in the current quarter versus a $1,056,000 gross profit (35% of net sales) in the 2005 quarter. During the six months ended July 2, 2006, the gross profit amounted to $2,082,000 (36% of net sales) compared to a gross profit of $2,021,000 (33% of net sales) in the 2005 period. The higher margins during both periods were mainly attributable to a decrease in raw material costs due to changes in product mix toward the more value-added, high-rel and higher margin products and product yield improvements. Direct labor and overhead costs as a percentage of sales in both the 2006 periods have remained fairly consistent with that in the comparable 2005 periods.

     During the current quarter, selling and advertising expenses increased $43,000 or 11% over the comparable quarter in 2005. This increase was mainly due to higher personnel expenses ($57,000) and the recognition of stock-based compensation expense ($7,000) that were partially offset by reductions in advertising ($6,000), telephone ($6,000) and bad debt expense ($6,000). During the six months ended July 2, 2006, selling and advertising expenses increased $77,000 or 10% over the comparable period in 2005. This increase was mainly due to higher personnel expenses ($97,000), travel and entertainment ($15,000) and the recognition of stock-based compensation expense ($14,000) that were partially offset by reductions in advertising ($19,000), telephone ($11,000) and bad debt expense ($12,000).

     During the quarter ended July 2, 2006, general and administrative expenses decreased $13,000. Reductions in professional fees, recruitment expenses and in overall expenses offset the effect of the recognition of stock-based compensation expense of $25,000. During the six months ended July 2, 2006, general and administrative expenses decreased $11,000. The reduction in expense resulted from the same factors that influenced the quarterly change offsetting the effect of the recognition of stock-based compensation expense of $50,000.

     During the quarter and six months ended July 2, 2006, research and development expenses increased $39,000 and $79,000, respectively, over the comparable periods in 2005 primarily as a result of increased personnel expenses. The expense increases are consistent with our plans to make significant engineering investments in new product development in 2006.

     The increases in interest income for both periods in 2006 were due to a combination of higher average cash balances and higher interest rates during the current year.

     The estimated annual combined federal and state income tax rates for 2006 and 2005 are 51% and 34%, respectively. The increase in the projected rate is a result of the nondeductible stock option expense in 2006 resulting from the adoption of SFAS No. 123R. The majority of the stock option expense results from incentive stock options and under SFAS No. 123R, the expense does not generate a tax deduction and related tax benefit. As we have state income tax NOL carryforwards available, there is no estimated state income tax provision for 2006 and 2005.

     For the quarter ended July 2, 2006, we reported an operating profit of $62,000 compared to an operating profit of $115,000 in comparable quarter of 2005. The operating profit in 2006 was reduced by $43,000 for stock option expense resulting from our adoption of SFAS No. 123R. As we adopted SFAS No. 123R on a modified prospective method, the 2005 quarter does not include any stock option expense. Interest income amounted to $63,000 in 2006 compared to $30,000 in 2005. We reported a pre-tax profit of $119,000 during the quarter ended July 2, 2006 compared to a pre-tax profit of $145,000 in comparable 2005 period. For the quarter ended July 2, 2006, we reported net earnings of $62,000 versus net earnings of $96,000 in 2005.

     We reported an operating profit of $77,000 during the six months ended July 2, 2006 compared to an operating profit of $161,000 during the comparable period of 2005. The operating profit in 2006 was reduced by $85,000 for stock option expense resulting from our adoption of SFAS No. 123R. As we adopted SFAS No. 123R on a modified prospective method, the 2005 six month period does not include any stock option expense. Interest income amounted to $124,000 in 2006 compared to $53,000 in 2005. We reported a pre-tax profit of $195,000 during the six months ended July 2, 2006 compared to a pre-tax profit $214,000 in comparable 2005 period. For the six months ended July 2, 2006, we reported net earnings of $95,000 versus net earnings of $141,000 in 2005.



Forward-Looking Statements

     Certain statements made herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as "expects", "believes", "estimates", "plans" or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on our current views and assumptions and involve risks and uncertainties that include, but not limited to: our ability to continue to achieve profitability, the current production over-capacity within the suppliers of frequency control devices, the ability to develop, market and manufacture new innovative products competitively, the fluctuations in product demand of the telecommunications industry, the ability of us and our suppliers to produce and deliver materials and products competitively, the ability to limit the amount of the negative effect on operating results caused by pricing pressure and our ability to comply with Section 404 of the Sarbanes-Oxley Act.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at July 2, 2006, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $79,100 increase or decrease in interest income.

     We purchase certain inventory from and sells product in foreign countries. As these activities are currently transacted in U.S. dollars, they are not subject to foreign currency exchange risk. However, significant fluctuation in the currencies where we purchase inventory or sell products could make the U.S. dollar equivalent of such transactions more or less favorable to us and the other involved parties.

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

     As stated in the Company's 2005 Form 10-K, the Company's independent registered accounting firm advised management and the audit committee, that reliance on the Chief Financial Officer for period end financial reporting functions, accounting estimates and income taxes represented an identified internal control deficiency that constituted a significant deficiency in the Company's internal control.

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


   Changes in internal control.

     During the second quarter of 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 11, 2006. Listed below are the matter submitted to stockholders and the results of the stockholder votes.

(1) Election of seven directors
-------------------------------
           Nominee                     "For"                   "Withheld"
-------------------------------------------------------------------------------

Mario Alosco                         3,989,114                     75,867
Richard W. Anderson                  3,967,939                     97,042
Michael J. Ferrantino                3,989,883                     75,098
Eli Fleisher                         3,861,361                    203,620
Lawrence Holsborg                    3,838,886                    226,095
John J. McArdle III                  3,967,170                     97,811
Ted Valpey, Jr                       3,989,533                     75,448



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


                                    Valpey-Fisher Corporation



Date:  August 8, 2006               /s/  Michael J. Ferrantino
                                    -------------------------------------

                                    Michael J. Ferrantino,
                                    President and Chief Executive Officer


Date:  August 8, 2006               /s/ Michael J. Kroll
                                    ------------------------------------

                                    Michael J. Kroll
                                    Vice President, Treasurer and Chief
                                    Financial Officer