Form 10-Q
period 2006-10-01
VALPEY FISHER CORP
filed 2006-11-06
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

As of November 3, 2006, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,256,503.


                                         Valpey-Fisher Corporation

                                                     INDEX                                                PAGE
                                                     -----                                                -----
PART I.         FINANCIAL INFORMATION

ITEM 1.-   Financial Statements -
 Consolidated Condensed Balance Sheets - October 1, 2006 (Unaudited) and
   December 31, 2005 (Audited)                                                                                3
 Consolidated Statements of Operations - (Unaudited) Three Months and Nine Months Ended
   October 1, 2006 and October 2, 2005                                                                        4
 Consolidated Condensed Statements of Cash Flows - (Unaudited)
   Nine Months Ended October 1, 2006 and October 2, 2005                                                      5
 Notes to Consolidated Condensed Financial Statements -  (Unaudited)                                       6-10

ITEM 2. -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                          11-14

 ITEM 3. - Quantitative and Qualitative Disclosures About Market Risk                                        14

 ITEM 4. - Controls and Procedures                                                                           15

PART II.  OTHER INFORMATION

 ITEM 1A. - Risk Factors                                                                                     16


 ITEM 6. -  Exhibits                                                                                         16

SIGNATURES                                                                                                   17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                                                                       10/1/06         12/31/05
                                                                                     (Unaudited)       (Audited)
                                                                                  --------------------------------

                                ASSETS
Current assets:
  Cash and cash equivalents                                                              $ 8,139          $ 7,920
  Accounts receivable, net of allowances of $115 in 2006 and 2005                          1,783            1,495
  Inventories, net                                                                           787            1,028
  Deferred income taxes and other current assets                                             675              653
------------------------------------------------------------------------------------------------------------------
         Total current assets                                                             11,384           11,096

Property, plant and equipment, at cost                                                    11,091           10,927
  Less accumulated depreciation                                                            8,981            8,559
------------------------------------------------------------------------------------------------------------------
                                                                                           2,110            2,368

Other assets                                                                                 161              153
------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $13,655          $13,617
==================================================================================================================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $   600          $   497
  Accrued liabilities                                                                      1,358            1,708
------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                                     1,958            2,205

Deferred income taxes                                                                        360              448

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none                   -                -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
    Issued and outstanding: 4,256,503 and 4,246,503 shares                                   213              212
  Capital surplus                                                                          5,240            5,105
  Retained earnings                                                                        5,940            5,747
  Less unearned compensation                                                                 (56)            (100)
------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                          11,337           10,964
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               $13,655          $13,617
==================================================================================================================

   See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three Months Ended        Nine Months Ended
                                                  -------------------       ------------------
                                                   10/1/06  10/2/05          10/1/06  10/2/05
                                                  -------------------       ------------------

Net sales                                           $ 2,875  $ 2,780         $ 8,674  $ 8,817
Cost of sales                                         1,813    1,813           5,529    5,829
----------------------------------------------------------------------------------------------
   Gross profit                                       1,062      967           3,145    2,988

Operating expenses:
  Selling and advertising                               391      366           1,223    1,121
  General and administrative                            418      416           1,348    1,356
  Research and development                              137       83             380      248
----------------------------------------------------------------------------------------------
                                                        946      865           2,951    2,725

Operating profit                                        116      102             194      263

Other income:
  Interest income                                        63       44             186       97
  (Loss) on sale of asset                                 -        -              (6)       -
----------------------------------------------------------------------------------------------
                                                         63       44             180       97

Earnings before income taxes                            179      146             374      360
Income tax (expense)                                    (81)     (50)           (181)    (123)
----------------------------------------------------------------------------------------------
Net earnings                                        $    98  $    96         $   193  $   237
==============================================================================================

----------------------------------------------------------------------------------------------
Basic and diluted earnings per share                $   .02  $   .02         $   .05  $   .06
==============================================================================================


Basic weighted average shares                         4,257    4,247           4,252    4,237
Diluted weighted average shares                       4,264    4,343           4,257    4,310

  See notes to consolidated condensed financial statements.


                   Valpey-Fisher Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                                        Nine Months Ended
                                                                                      ----------------------
                                                                                         10/1/06    10/2/05
                                                                                      ----------------------
Cash flows from operating activities:
 Net earnings from operations                                                           $    193    $   237
 Adjustments to reconcile net earnings to net cash
 provided (used in) by operating activities:
    Depreciation and amortization                                                            504        567
    Deferred income taxes                                                                    (85)       (34)
    Stock based compensation                                                                 127          -
    Non-cash restricted stock compensation, net of taxes                                      26         28
    Loss on sale of asset                                                                      6          -
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                             (288)      (362)
       Inventories, net                                                                      241        150
       Other current assets                                                                  (26)        10
       Accounts payable and accrued liabilities                                             (198)       272
------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities of continuing operations                    500        868
Cash flows from operating activities: - Discontinued Operations: (Revised)
    Change in accrued liabilities                                                            (48)       (11)
------------------------------------------------------------------------------------------------------------
       Net cash (used in) operating activities of discontinued operations                    (48)       (11)
------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                             452        857
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                                                       (279)       (96)
 Proceeds from sale of assets                                                                 27          -
 Other, net                                                                                   (8)       (10)
------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                                     (260)      (106)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Stock options exercised                                                                      27         62
 Purchases of common stock                                                                     -        (18)
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                     27         44
------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                    219        795
Cash and cash equivalents:
Beginning of period                                                                        7,920      6,455
                                                                                      ----------------------
End of period                                                                           $  8,139    $ 7,250
                                                                                      ======================
Note: The Company has revised its reporting of discontinued operations to note that all cash flows represent operating activities.

Supplemental Cash Flow Information:
     Income taxes paid                                                                  $    495    $    73


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

2.   Stock Compensation Plans:

     Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". Prior to January 1, 2006, the Company applied the intrinsic value method, Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, the Company did not recognize compensation expense for options granted with exercise prices equal to or greater than the market value on the date of grant. The Company has adopted the modified prospective method as permitted under SFAS No. 123R. Under this transition provision, compensation expense associated with stock options recognized in the three and nine months ended October 1, 2006 includes: (a) expense related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) expense related to all stock option awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated.

     As a result of the adoption of SFAS No. 123R, the Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):
                                                  Three Months   Nine Months
                                                     Ended         Ended
                                                    10/1/06       10/1/06
                                                  ------------  ------------

    Cost of sales                                    $    8        $   25
    Selling and advertising                               7            21
    General and administrative                           25            74
    Research and development                              3             7
                                                  --------------------------
    Pre-tax stock-based compensation expense             43           127
    Income tax (benefit)                                 (1)           (3)
                                                  --------------------------
    Net stock-based compensation expense             $   42        $  124
                                                  ==========================

     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and nine months ended October 2, 2005 (in thousands, except per share data):

                                                                               (unaudited)
                                                                       ----------------------------
                                                                       Three Months   Nine Months
                                                                       Ended 10/2/05  Ended 10/2/05
                                                                       ----------------------------

Net earnings, as reported                                                $    96        $     237
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of
        related tax effects                                                  (44)            (125)
                                                                       ----------------------------
Pro forma net earnings                                                   $    52        $     112
                                                                       ============================

Basic and diluted earnings per share, as reported                        $   .02        $     .06
Basic and diluted earnings per share, pro forma                          $   .01        $     .03

     At October 1, 2006, the Company has four Stock Option Plans that allow for the granting of options to officers, key employees, and other individuals to purchase a maximum of 1,000,000 shares of the Company's common stock. At October 1, 2006, options for 170,166 shares remain available for future grants under the Plans. The option price and terms are recommended by the Company's Compensation Committee to the Company's Board of Directors for approval. The maximum contractual term of an option is ten years. The options granted may qualify as incentive stock options ("ISO's"). Options granted prior to December 31, 2005 generally vested 20% per on each of the first, second, third, fourth, and fifth anniversaries of the date of grant with a contractual life of ten years. The options granted in 2006, vest 33% on each of the first, second and third anniversaries of the date of grant and have a contractual life of five years. Compensation expense related to stock options granted is recognized ratably over the vesting period of the option. The Company issues new shares upon the exercise of stock options. There were no options granted during the quarter ended October 1, 2006.

     The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for stock option grants during the three and nine months periods ended October 1, 2006 and October 2, 2005:

                                        Three Months Ended     Nine Months Ended
                                       --------------------   --------------------
                                         10/1/06   10/2/05      10/1/06   10/2/05
                                       -------------------------------------------
 Stock options granted                      None      None      10,000   121,500
 Weighted-average exercise price              -         -       $ 3.25    $ 2.99
 Weighted-average grant date fair value       -         -       $ 1.06    $ 1.84
 Assumptions:
     Risk-free interest rate                  -         -          4.6%      4.0%
     Expected volatility                      -         -           36%       57%
     Expected term in years                   -         -          3.5       7.0
     Expected dividend yield                  -         -            0%        0%


     The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term. The expected volatility is calculated using the Black-Scholes model based on weighted-average historic prices for a period commensurate with the expected term. For options granted in 2006, the expected term of the option is determined based on historical experiences by using the "shortcut approach" as provided for in Staff Accounting Bulletin No.
107. Prior to 2006, the expected term of the option was determined by taking the average of the vesting term and the contractual life of the option.

     A summary of the activity under all the Company's stock option plans as of October 1, 2006 and the changes during the nine month period then ended are as follows:

                                                               Weighted-
                                                                Average
                                                Weighted-      Remaining
                                                 Average       Contractual      Aggregate
                                  Number of   Exercise Price      Life          Intrinsic
                                   Shares        Per Share      In Years          Value
                                  ---------   --------------  -------------   ------------
Outstanding at December 31, 2005   488,750          $3.38
Options granted                     10,000           3.25
Options exercised                  (10,000)          2.67
                                  ---------                   =============   ============
Outstanding at October 1, 2006     488,750          $3.39         6.8            $171,275
                                  =========                   =============   ============

Exercisable at October 1, 2006     280,504          $3.67         6.3            $ 81,859
                                  =========                   =============   ============

     A summary of the status of the Company's nonvested stock options as of October 1, 2006 and the changes during the nine month period then ended is as follows:

                                                                    Weighted-Average
                                                                       Grant-Date
                                                   Shares              Fair Value
                                              ----------------      -----------------
Nonvested at December 31, 2005                     285,092              $  1.80
Granted                                             10,000                 1.06
Vested                                             (86,846)                1.79
                                              ----------------      -----------------
Nonvested at October 1, 2006                       208,246              $  1.77
                                              ================      =================

     At October 1, 2006, there was approximately $343,000 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total grant-date fair value of stock options that vested during the nine months ended October 1, 2006 was approximately $155,500.

3.   Inventories, net:

      Inventories, net of reserves, consist of the following:
       (in thousands)                                           10/1/06   12/31/05
      ------------------------------------------------------------------------------
                                                              (unaudited)

      Raw materials                                             $   449    $    637
      Work in process                                               145         194
      Finished goods                                                193         197
                                                               ---------------------
                                                                $   787     $ 1,028
                                                               =====================

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

The computation of diluted earnings per share excludes stock options with an exercise price in excess of the average market price as they are anti-dilutive. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. The following table shows a reconciliation of weighted average shares (in thousands):

                                                Three Months Ended         Nine Months Ended
                                               ----------------------   ----------------------
                                                 10/1/06    10/2/05       10/1/06    10/2/05
                                               ----------------------   ----------------------

Weighted average shares outstanding                 4,257     4,247         4,252      4,237
Dilutive effect of stock options outstanding,
  using the treasury stock method                       7        96             5         73
                                               ----------------------   ----------------------
Diluted weighted average shares outstanding         4,264     4,343         4,257      4,310
                                               ======================   ======================

The following table shows the potentially dilutive securities which have been excluded from the dilutive earnings per share calculation (in thousands):

                                               Three Months Ended           Nine Months Ended
                                               ----------------------   ----------------------
                                                  10/1/06    10/2/05       10/1/06    10/2/05
                                               -----------------------------------------------
Stock options where the exercise price was
  greater than the average market price               29         29            29         29
Stock options where the assumed proceeds
  exceed the average market price during the
  period                                             396          -           391          -

5.   Recent Accounting Pronouncements:

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. We have not yet determined the impact, if any, of adopting this interpretation on our financial statements.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We have not yet determined the impact of adopting SAB 108 on our financial statements.

     In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting SFAS 157 on our financial statements.

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

     We have adopted the modified prospective method as permitted under SFAS No. 123R. Under this transition provision, compensation expense associated with stock options recognized in the quarter and nine months ended October 1, 2006 includes: (a) expense related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) expense related to all stock option awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated. As a result, the results for the three and nine month periods ended October 1, 2006 are not directly comparable to the same periods in 2005. The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model is dependent upon key inputs estimated by management, including the expected term of an option and the expected volatility of our common stock price over the expected term. Changes in the subjective assumptions could materially affect the estimated fair value of an option and consequently the amount of stock option expense recognized in our results of operations. See Note 2 of the Notes To Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q for a more detailed discussion of the assumptions used and the effects of SFAS No. 123R on our results of operations and financial condition.

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $8,139,000 at October 1, 2006, an increase of $219,000 over the December 31, 2005 balance. During this period, our operations provided cash of $452,000, investing activities used cash of $260,000 and financing activities provided cash of $27,000.

     Cash provided from operations of $452,000 resulted mainly from the net earnings of $193,000 adjusted for the net effect of non-cash items, mainly depreciation and amortization, of $578,000 offset by a $271,000 increase in working capital. Discontinued operations used cash of $48,000. The main items accounting for the net increase in working capital were a $350,000 decrease in accrued liabilities and a $288,000 increase in accounts receivable partially offset by a $241,000 reduction in inventory. The decrease in accrued liabilities is mainly due to a net reduction in income taxes payable of $217,500 resulting from tax payments and a $121,000 net reduction in incentive compensation payable resulting from payments made to employees in the first quarter of 2006 for the Key Employee Bonus Plan for 2005. The increase in accounts receivable in 2006 is due to both the sales increase over the fourth quarter of 2005 and the increase in days-sales-outstanding from 56 days at December 31, 2005 to 60 days at October 1, 2006. The reduction in inventory is mainly due to our continuing control of inventory levels.

     Capital expenditures during the nine months ended October 1, 2006 amounted to $279,000.

     Management believes that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet its financial needs and to fund the capital expenditures for the projected levels of business for at least the next twelve months.

Off-Balance Sheet Arrangements

     We do not maintain any off-balance sheet financing arrangements.


Contractual Obligations

     During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements. At October 1, 2006, we have outstanding purchase commitments totaling approximately $922,000, all of which are expected to be fulfilled in 2006.

Results of Operations for the Three and Nine Months Ended October 1, 2006 Compared to the Three and Nine Months Ended October 2, 2005

     During the quarter ended October 1, 2006, net sales increased $95,000 or 3% over the comparable period in 2005. The sales increase is mainly attributable to higher sales in the buy and resell product line resulting from higher bookings in the current quarter of 2006 versus the comparable quarter in 2005. For the current quarter ended, total bookings were 18% higher than the comparable quarter in 2005. While the actual numbers of units sold during the 2006 quarter in the buy and resell product line increased about 37% over the prior year, the average selling prices in this product line decreased about 20%. Sales of our domestic products basically remained flat with last year as the number of units sold decreased about 36% while the overall average selling price increased 52%. The decrease in units is mainly due to sales reductions of our older products while the increase in average selling price is attributable to the sales of our newer more value-added, high-rel products.
     During the nine months ended October 1, 2006, net sales decreased $143,000 or 2% from the comparable period in 2005. The overall sales decrease is mainly due to the backlog at the beginning of 2006 being $189,000 lower than the backlog at the beginning of 2005. While the overall actual number of units sold has increased about 12% over the prior year period due to a 23% increase in buy and resell product line, the sales decrease resulted mainly from both lower unit sales and average selling prices of our older domestic products. Total bookings during the nine months ended October 1, 2006 were 4% higher than the comparable period in 2005. The backlog at October 1, 2006 amounted to $2.161 million versus $1.795 million at October 2, 2005. We continue to see price compression in the buy and resell product line and in our older domestic products and we believe this pricing pressure will continue in the future. In addition, our near-term visibility continues to be poor and we continue to see customer orders for small quantities with near-term delivery dates. Management is not sure of the potential impact on its future operations from the current continuing telecom market uncertainties, the industry-wide over capacity issues, and the effects of the continuing pricing compression.

     We reported a $1,062,000 gross profit (37% of net sales) in the current quarter versus a $967,000 gross profit (35% of net sales) in the 2005 quarter. During the nine months ended October 1, 2006, the gross profit amounted to $3,145,000 (36% of net sales) compared to a gross profit of $2,988,000 (34% of net sales) in the 2005 period. The higher margins during both periods were mainly attributable to a decrease in raw material costs due to changes in product mix toward the more value-added, high-rel and higher margin products and product yield improvements. Direct labor and overhead costs as a percentage of sales in both the 2006 periods have remained fairly consistent with that in the comparable 2005 periods.

     During the current quarter, selling and advertising expenses increased $25,000 or 7% over the comparable quarter in 2005 mainly as a result of a $37,000 increase in personnel expenses, the recognition of $7,000 of stock-based compensation expense and a $5,000 increase in travel and entertainment expense. These higher expenses were partially offset by reductions of $6,000 in bad debt expense, $5,000 in advertising expense, and $4,000 in depreciation. During the nine months ended October 1, 2006, selling and advertising expenses increased $102,000 or 9% over the comparable period in 2005. This overall expense increase was mainly due to higher personnel expenses of $133,000, a $21,000 increase in travel and entertainment expense and the recognition of $21,000 of stock-based compensation expense partially offset by expense reductions of $24,000 in advertising, $18,000 in bad debt expense and $14,000 in telephone expense.

     During the quarter and nine months ended October 1, 2006, general and administrative expenses remained basically equal with the prior year periods as reductions in recruitment and depreciation expense and in overall expenses offset the effect of the recognition of stock-based compensation expense of $25,000 and $74,000 during the quarter and nine months ended October 1, 2006, respectively.

     During the quarter and nine months ended October 1, 2006, research and development expenses increased $54,000 and $132,000, respectively, over the comparable periods in 2005 primarily as a result of increased personnel expenses. The expense increases are consistent with our plans to make significant engineering investments in new product development in 2006.

     The increases in interest income for both periods in 2006 were due to a combination of higher average cash balances and higher interest rates during the current year.

     The estimated annual combined federal and state income tax rates for 2006 and 2005 are 49% and 34%, respectively. The increase in the projected rate is a result of the nondeductible stock option expense in 2006 resulting from the adoption of SFAS No. 123R. The majority of the stock option expense results from incentive stock options and under SFAS No. 123R, the expense does not generate a tax deduction and related tax benefit. As we have state income tax NOL carryforwards available, there is no estimated state income tax provision for 2006 and 2005.

     For the quarter ended October 1, 2006, we reported an operating profit of $116,000 compared to an operating profit of $102,000 in comparable quarter of 2005. The operating profit in 2006 was reduced by $43,000 for stock option expense resulting from our adoption of SFAS No. 123R. As we adopted SFAS No. 123R on a modified prospective method, the 2005 quarter does not include any stock option expense. Interest income amounted to $63,000 in 2006 compared to $44,000 in 2005. We reported a pre-tax profit of $179,000 during the quarter ended October 1, 2006 compared to a pre-tax profit of $146,000 in comparable 2005 period. For the quarter ended October 1, 2006, we reported net earnings of $98,000 versus net earnings of $96,000 in 2005.

     We reported an operating profit of $194,000 during the nine months ended October 1, 2006 compared to an operating profit of $263,000 during the comparable period of 2005. The operating profit in 2006 was reduced by $127,000 for stock option expense resulting from our adoption of SFAS No. 123R. As we adopted SFAS No. 123R on a modified prospective method, the 2005 nine month period does not include any stock option expense. Interest income amounted to $186,000 in 2006 compared to $97,000 in 2005. We reported a pre-tax profit of $374,000 during the nine months ended October 1, 2006 compared to a pre-tax profit $360,000 in comparable 2005 period. For the nine months ended October 1, 2006, we reported net earnings of $193,000 versus net earnings of $237,000 in 2005.



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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at October 1, 2006, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $81,400 increase or decrease in interest income.

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


  Changes in internal control.

     During the third quarter of 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                     Valpey-Fisher Corporation



Date:  November 6, 2006               /s/  Michael J. Ferrantino
                                      --------------------------

                                      Michael J. Ferrantino,
                                      President and Chief Executive Officer


Date:  November 6, 2006               /s/ Michael J. Kroll
                                      --------------------

                                      Michael J. Kroll
                                      Vice President, Treasurer and
                                        Chief Financial Officer