Form 10-K
period 2006-12-31
VALPEY FISHER CORP
filed 2007-03-30
CIK 85608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to_____

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act): (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates: $8,884,801 (computed by reference to the last sales price of such common stock on June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 29, 2007: 4,256,503

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

General

Valpey-Fisher Corporation is incorporated under the laws of Maryland.

Financial Information about Industry Segments

We operate in one business segment. Information about our export sales is set forth in Note 11 of the Notes to Consolidated Financial Statements in Item 8 of this Report, which Note is incorporated by reference.

Description of Business

Products

We are involved in the design, production, import, and sale of frequency control devices and ultrasonic transducer devices.

Our frequency control devices include quartz crystals and oscillators incorporating these crystals and are used as integral components in electronic circuitry to assure precise timing and frequency reference. Except for more costly atomic standards, quartz crystals and oscillators continue to be one of the most stable references for accurately controlling electronic frequencies and time.

We provide a wide-frequency range of frequency control devices including standard and custom-designed product. Our capabilities include:
-	high-reliability, precision crystals and oscillators used in sophisticated industrial, military and aerospace applications.
-	ultra-high frequency crystals used in crystal filters and oscillators for original equipment manufacturers (“OEMs”) telecommunications and microwave applications.
-	highly-customized timing modules including jitter attenuators and frequency translators for microwave and wireless markets.
-	high-volume, low cost crystals and oscillators for consumer and commercial applications.

Our frequency control products are used by the telecommunications, computer and computer peripheral equipment, scientific, instrumentation, industrial, and aerospace markets. The majority of our revenue is generated by the telecommunications markets including the wireless, networking and optical networking segments. Our frequency control products are used in telecommunications infrastructure equipment such as bandwidth multipliers, networking switches and routers, cellular base stations, transceivers and multiplexers.

Our ultrasonic transducer devices are sold to the NDT (nondestructive testing), industrial, research and bio-medical markets. Applications include weld testing, flaw detection, thickness gauging, and corrosion inspection.

Raw Materials

Quartz crystal bases, ceramic packages and integrated circuits (“ICs”) are the principal raw materials and are available from a number of domestic and foreign suppliers.

We import sub-assemblies and completed products from various Far East (including China, Japan, South Korea, Philippines, and Taiwan) and Russian suppliers for use in our domestically manufactured products and for resale to its customers.

In order to eliminate the effects of currency fluctuations, we currently and historically have purchased products from our foreign suppliers in U.S. dollars. As exchange rates fluctuate, our cost for these materials may become more expensive than our competitors that have taken measures to protect against exchange rate fluctuations. In addition, we are subject to the inherent risks involved in international trade such as political instability and restrictive trade policies.

Marketing and Customers

Our direct sales personnel, independent manufacturers’ representatives and distributors sell the frequency control products. Our ultrasonic transducer devices are sold primarily by our direct sales personnel.

We sell our frequency control products primarily to OEMs, contract manufacturing (CM) companies, and distributors. Our distributors also sell to both the OEMs and CM companies. Ultrasonic transducer devices are sold primarily to OEMs, colleges and universities and research facilities.

In recent years, OEMs have outsourced a significant amount of their manufacturing capability to CM companies. As a result, this has tended to increase the concentration of sales to the CM companies. Sales to Solectron Corporation, a CM company, accounted for approximately 11%, 12%, and 11% of our net sales in 2006, 2005, and 2004, respectively. Sales to Celestica Corporation, a CM company, accounted for approximately 10% of our sales in 2004.

Sales to our five largest customers accounted for approximately 31% of our sales in 2006, compared to 33% in 2005 and 33% in 2004. Sales to CM companies accounted for approximately 33% of our sales in 2006, compared to 36% in 2005, and 37% in 2004.

Export sales amounted to approximately 26% of our sales in 2006, 34% in 2005 and 33% in 2004. Information about export sales is set forth in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference. Our international sales are transacted in U. S. dollars.

Seasonal Fluctuations

During the last few years, we have noticed that some of our customers, most notably the CM companies and the larger OEMs, have closed their manufacturing facilities during the last two or three weeks in December. These facility closures reduce the number of available days to ship these customers in the 4th quarter.

Research and Development

Research and development expenses amounted to $482,000 in 2006, $352,000 in 2005 and $218,000 in 2004. During 2007, we intend to increase our efforts to develop new products that provide additional functions such as frequency translators and jitter attenuation which would leverage off our expertise in the timing area.

Backlog

Our backlog of firm orders was approximately $2,028,000 at December 31, 2006 compared to $1,602,000 at December 31, 2005. We expect to ship the entire December 31, 2006 backlog during 2007.

Competition

There are many domestic and foreign suppliers of quartz crystals and oscillators. A number of the competitors are larger and have greater resources than us, for instance Vectron International (a division of Dover Corporation) and CTS Corporation. In addition, foreign competitors, particularly from the Far East, continue to dominate the U.S. markets. However, we believe we can maintain a competitive position in our business based on our quality, strong design and application engineering, responsive customer service and a willingness to provide specialty small quantity orders.

Manufacturing

Our manufacturing facility is located in Hopkinton, Massachusetts. We have been ISO-9001 certified for the design and manufacture of crystals and crystal oscillators since 1997.

Environmental Regulations

To the our knowledge compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, has not had, nor will have a material effect upon capital expenditures, earnings from continuing operations or competitive position.

As a result of the sale of our Bergen Cable subsidiary in 1998, we are performing environmental clean up at that site. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference.

Employees

At December 31, 2006, we employed 53 full-time employees. None of our employees are represented by a collective bargaining unit. We consider our relations with our employees to be satisfactory.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s public reference room at Room 1024, 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including us) file electronically with the SEC.

Our Internet website address is www.valpeyfisher.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15 (d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this report.

Foreign and Domestic Operations and Export Sales

Financial information about our export sales is set forth in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference.

Item 1A. Risk Factors

Our business, financial condition and results of operations can be affected by a number of factors, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause our actual results to vary materially from past results or from our anticipated future results.

While we reported an operating profit of $491,300 in 2006 and $350,500 in 2005, we had incurred operating losses in the four years preceding 2005 and our results are likely to fluctuate in the future.

While we reported an operating profit of $491,300 in 2006 and $350,500 in 2005, we had incurred operating losses in the four years preceding 2005 and our results are likely to fluctuate in the future. A wide variety of factors affect our operating results. Factors that could affect our future operating results include:
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

A significant portion of our revenues is derived from sales to a few customers. The loss of one or more of our significant customers could have an adverse impact on our operating results and financial condition.

In 2006, sales to our top five customers accounted for approximately 31% of our sales. The loss of one or more of our significant customers or a reduction in sales to any one of them could have an adverse impact on our operating results and financial condition.

A significant portion of our revenues are to Contract Manufacturers (CMs). If we fail to successfully obtain orders from the CMs, our operating results and financial condition could be negatively affected.

Approximately 33% of the Company’s sales in 2006 were to Contract Manufacturers (CMs). There is a continuing trend among original equipment manufacturers (OEMs) to outsource the manufacture of their product to CMs. We first work with and receive design wins from OEMs. We then have to negotiate pricing, quantities and delivery with the CMs. If we fail to successfully obtain orders from the CMs, our operating results and financial condition could be negatively affected.

There is a limited market and limited trading activity for our common shares. The purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

There is a limited public market and limited trading activity for our common shares. Directors and executive officers currently on a fully diluted basis beneficially own 48% of the outstanding shares. Institutional and other 5% holders own approximately 12% of the outstanding shares. During 2006, the average trading volume of our common stock was 1,400 shares per day. As a result of the low trading volume and the limited outstanding float, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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

Our future growth and success will depend in a large part on our ability to retain our existing management and technical team and to recruit and retain qualified technical, sales and marketing and management personnel. Competition for qualified employees in our industry is at times intense. The loss of any of these key personnel or our inability to attract and retain these key employees to operate and expand our business could adversely affect our operations.

We face global business, political and economic risks which may adversely affect us.

We sell our products to customers and purchase inventory from vendors located outside of the United States. As a result, we face global business, political and economic risks which may adversely affect us. These risks include, but are not limited to:
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

In addition, these same factors may also place us at a competitive disadvantage to some of our foreign competitors.

To date, very few of our international transactions have been denominated in foreign currency. As a result, a change in the value of the US dollar relative to the foreign currencies could make our products more expensive, and thus less competitive. We may find it necessary in the future from a competitive position to complete transactions denominated in foreign currency. This will subject us with the risks associated with fluctuations in these foreign currencies.

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

Certain Directors and Members of Management Beneficially Own a Substantial Portion
of Our Common Stock and May Be in a Position to Determine the Outcome of Our
Corporate Elections

Members of the Board of Directors and Management, on a fully diluted basis beneficially own 48% of the currently outstanding shares of Common Stock. By virtue of such ownership, such members of the Board and Management including Ted Valpey, Jr. may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to our stockholders. Such concentration of ownership could have the effect of making it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of us.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own our 32,000 square foot facility located in Hopkinton, Massachusetts that contains office and manufacturing space and serves as our corporate headquarters.

We believe ours facility is suitable for our current use and is adequate to satisfy our current production capacity needs.

Item 3. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Registrant’s security holders during the last quarter of the fiscal year covered by this report.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the American Stock Exchange under the symbol VPF. The range of high and low prices each quarter for the past two years is shown below:

For the years ended December 31,	2006		2005
	High	Low	High	Low
4th quarter	$3.60	$3.29	$4.10	$2.96
3rd quarter	3.84	3.41	4.21	3.59
2nd quarter	4.00	3.30	4.01	2.79
1st quarter	3.59	3.00	4.19	3.00

No dividend was paid in 2006 or 2005.

The number of stockholders of record on March 19, 2007 was 723. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

Equity Compensation Plan Information

The following table presents information as of December 31, 2006 regarding the number of shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (1)	486,250	$3.39	172,666
Equity compensation plans not approved by security holders (2)	-0-	-0-	-0-

(1) Includes the 2003, 2001, 1999 and 1992 Stock Option Plans.
(2) Does not include 100,000 shares of Restricted Stock awarded pursuant to the Restricted Stock Agreement dated December 19, 2002 between Mr. Ferrantino and us.

Material Feature of Restricted Stock Agreement between Us and Mr. Ferrantino Not Approved by Shareholders

As an inducement to becoming our employee, pursuant to a Restricted Stock Agreement dated December 19, 2002 between us and Michael J. Ferrantino, our director and President and Chief, on December 24, 2002, we issued Mr. Ferrantino 100,000 shares of Common Stock for a purchase price of $.05 per share or an aggregate purchase price of $5,000. Pursuant to the Agreement, the Stock may not be sold or transferred, encumbered or otherwise disposed of for a period of five years from October 23, 2002 except that said restrictions will terminate as to 20% of the Restricted Stock upon each of October 23, 2003, 2004, 2005, 2006 and 2007. In addition, the Restriction shall terminate as to an additional 20% of the Restricted Stock upon the death of the employee after October 23, 2003 or entirely upon a change in control of ownership of 70% or more of our outstanding Common Stock by anyone other than Ted Valpey, Jr. or certain mergers or reorganization of us. The Restricted Stock Agreement was not submitted to shareholders for approval.

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

Stock Repurchases

At December 31, 2006, under prior authorizations from the Board of Directors, we are authorized to purchase up to 227,500 shares of common stock through the open market or negotiated transactions.

We made no repurchases of its common stock in the fourth quarter of 2006.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the American Stock Exchange Index, and a peer index (“Peer Group”) made up of 33 companies in the electronic components manufacturing business, for the five years beginning December 31, 2001 and ending December 31, 2006 (assuming the investment of $100 on December 31, 2001, and the reinvestment of all dividends).

	Base		Years Ending
	Period
Company Name / Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Valpey-Fisher Corporation	$100.00	$67.65	$76.30	$91.36	$77.04	$86.91
American Stock Exchange Index	$100.00	$97.26	$138.45	$169.22	$207.53	$242.62
Peer Group	$100.00	$58.41	$126.85	$134.65	$171.47	$159.74

The Peer Group Index consists of the following companies: Advanced Energy Industries, Inc., Cambridge Display Technology, Inc., Cherokee International Corporation, Conolog Corporation, Corning, Incorporated, Digital Power Corporation, eMagin Corporation, Espey Mfg. & Electronics Corp., Giga-Tronics Incorporated, Hoku Scientific, Inc., Hutchinson Technology Incorporated, InPlay Technologies, Inc., The JPM Company, LG. Philips LCD Co., Ltd (ADR), The LGL Group, Inc., Lumenon Innovative Lightwave Technology, Inc., Micronetics, Inc., Microwave Filter Company, Inc., MSGI Security Solutions, Inc., Nortech Systems Incorporated, Photonic Products Group, Inc., Planar Systems, Inc., Power-One, Inc., Simclar, Inc., Smartvideo Technologies, Inc., Sparton Corporation, Spectrum Control, Inc., Stoneridge, Inc., Synaptics Incorporated, TDK Corporation (ADS), Technitrol, Inc., Veritec, Inc., and Vicor Corporation.

Item 6. Selected Financial Data

Years Ended December 31,	2006 (1)	2005	2004	2003	2002
	(in thousands, except per share data)
Continuing operations:
Net sales	$11,782	$11,427	$11,545	$8,496	$7,294
Gross profit (loss)	4,469	3,814	3,260	989	(1,211)
Earnings (loss) before income taxes	778	499	(55)	(2,423)	(3,988)
Income tax (expense) benefit	71	(195)	-	1,023	1,198
Earnings (loss)	849	304	(55)	(1,400)	(2,790)
Discontinued operations- net of income tax benefit	(180)	(60)	(110)	-	(99)
Net earnings (loss)	$669	$244	$(165)	$(1,400)	$(2,889)

Basic and diluted earnings (loss) per share:
Continuing operations	$.20	$.07	$(.01)	$(.33)	$(.67)
Discontinued operations	(.04)	(.01)	(.03)	-	(.02)
	$.16	$.06	$(.04)	$(.33)	$(.69)
Cash dividends per share	$-	$-	$-	$-	$-
Total assets, end of year	$14529	$13,617	$12,864	$12,744	$15,151
Long-term debt, end of year	$-	$-	$-	$-	$-

(1) As discussed in Note 2 in the Notes to Consolidated Financial Statements, we changed our method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123R “Share-Based Payment”.

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

Accounts receivable - We perform on-going credit evaluations of our customers and assess the collectibility of our accounts receivable based on a number of factors including the customer’s financial condition and collection history, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Inventory - We estimate the carrying value of our inventory based upon historic usage and management’s assumptions relating to projected customer purchases, product design changes and product obsolescence. The changing technology markets that we supply also affect these estimates. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Income Taxes - We have recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes. We must estimate our income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future. Based on our assessment of the realization of these assets, we have recorded a valuation allowance of $471,000 at December 31, 2006. In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable. In the event that actual results differ from these estimates in future periods, we may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.

-17

Financial Condition and Liquidity

Cash and cash equivalents amounted to $9,184,060 at December 31, 2006, an increase of $1,264,000 over the December 31, 2005 level. During 2006, our continuing operations provided cash of $1,478,000, investing activities used cash of $185,000, financing activities provided cash of $27,000, and discontinued operations used cash of $56,000.

Cash provided from continuing operations was $1,478,000 for 2006 compared to $1,574,000 in 2005. Operating cash flows during 2006 resulted mainly from net earnings of $849,000, net adjustments of $477,000 for the non-cash effects of depreciation, deferred income taxes and stock compensation expense and the $144,000 net reduction in our components of working capital. The net decrease in working capital was mainly due to a $218,000 reduction in inventory and an increase in current liabilities of $64,000, offset in part by a $119,000 increase in accounts receivable, net. The decrease in inventory was mainly due to orders being filled from existing inventory and the continuing control over inventory purchases and levels. The net increase in current liabilities is mainly due to a $152,000 increase in accounts payable partially offset from an $88,000 reduction in accrued liabilities. The increase in accounts payable is mainly attributable to the timing of inventory and capital equipment purchases. The reduction in accrued liabilities is mainly due to a $201,000 reduction in incomes taxes payable, mainly as a result of payments due on the 2005 tax return, offset in part by an $82,000 increase in employee compensation and benefits and a $23,000 increase in commissions due to outside sales representatives. The increase in accounts receivable was mainly due to the increase in the current year’s fourth quarter sales over 2005.

Capital expenditures amounted to $299,000 in 2006. Our budget for 2007 capital expenditures is approximately $500,000. During the year, we sold machinery and equipment and received $122,500 in cash proceeds.

We believe that based on our current working capital and the expected cash flows from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business in 2007.

Results of Operations - 2006 versus 2005

Net sales increased $355,000 or 3% over 2005. The sales increase is mainly attributable to higher sales in the buy and resell product line resulting from higher bookings in the year. The overall actual number of units sold in this product line increased about 23% over 2005, however, the average selling price decreased about 7%. Sales of our domestic products increased slightly over last year as the number of units sold decreased 27% from the 2005 level while the overall average selling price increased 38%. For 2006, total bookings were $12,316,000 or 9% higher than 2005. The backlog at December 31, 2006 amounted to $2,028,000 versus $1,602,000 million at December 31, 2005. We continue to see price compression in the buy and resell product line and in our older domestic products and we believe this pricing pressure will continue in the future. In addition, our near-term visibility continues to be poor and we continue to see customer orders for small quantities with near-term delivery dates. We are not sure of the potential impact on its future operations from the current continuing telecom market uncertainties, the industry-wide over capacity issues, and the effects of the continuing pricing compression.

We reported a $4,469,000 gross profit (38% of net sales) in 2006 versus a $3,814,000 gross profit (33% of net sales) in 2005. The higher margin was mainly attributable to an 11% decrease in raw material costs due to changes in product mix toward the more value-added, high-reliability, and higher margin products and product yield improvements. Direct labor as a percentage of sales decreased 18% from 2005 mainly as a result of changes in product mix. Overhead costs as a percentage of sales in 2006 remained fairly consistent with that in 2005.

Selling and advertising expenses increased $291,000 or 20% over 2005. This overall expense increase was mainly due to higher personnel expenses of $252,000, a $34,000 increase in sales commission expense to outside manufacturers’ representatives, a $33,000 increase in travel and entertainment expense, and the recognition of $28,000 of stock-based compensation expense partially offset by expense reductions of $36,000 in advertising, and $17,000 in telephone expense.

General and administrative expenses increased $93,000 or 6% over 2005 mainly as a result of the recognition of $99,000 of stock-based compensation expense.

Research and development expenses increased $131,000 or 37% over 2005 primarily as a result of increased personnel expenses. The expense increases are consistent with our plans to make significant engineering investments in new product development in 2006.

The increase in interest income over 2005 is due mainly to higher interest rates during the current year and to a lesser extent higher average cash balances.

The combined federal and state income tax rate for 2006 was 9% compared to 39% in 2005. The lower rate in 2006 is due to a combination of a reduction in the valuation allowance for deferred taxes and the reversal of accrued income taxes offset by the effect of the nondeductible stock compensation expense resulting from the adoption of SFAS No. 123R. The majority of the stock option expense results from incentive stock options and under SFAS No. 123R, the expense does not generate a tax deduction and related tax benefit. We reduced the valuation allowance by $257,500 in 2006 based on our assessment of the realization of certain deferred tax assets. As we have state income tax NOL carryforwards available, there is no estimated state income tax provision for 2006 and 2005.

We reported an operating profit of $491,000 during 2006 compared to an operating profit of $351,000 in 2005. The operating profit in 2006 was reduced by $170,000 for stock option expense resulting from our adoption of SFAS No. 123R. As we adopted SFAS No. 123R on a modified prospective method, 2005 does not include any stock option expense. Interest income amounted to $293,000 in 2006 compared to $148,000 in 2005. We reported a pre-tax profit of $778,000 from continuing operations in 2006 compared to a pre-tax profit of $499,000 in 2005. For 2006, we reported net earnings of $849,000 from continuing operations versus net earnings of $304,000 in 2005. We reported after-tax losses of $180,000 in 2006 and $60,000 in 2005 from discontinued operations. In total, we reported net earnings of $669,000 in 2006 versus net earnings of $245,000 in 2005.

Results of Operations - 2005 versus 2004

Net sales decreased $118,000 or 1% from 2004 mainly due to lower sales of manufactured products. Sales in the buy and resell product line increased slightly over the 2004 level. During 2005, the actual number of units sold has decreased about 21% from the prior year, as we continue to move to more value-added, high reliability (“high-rel”) products with higher overall average selling prices and higher margins. The book-to-bill ratio during 2005 was .99, versus 1.01 in 2004. Our backlog amounted to $1.6 million at December 31, 2005 compared to $1.8 million at December 31, 2004. While we experienced some modest growth in our principal market (telecommunication infrastructure) in 2005, it was offset by overall price compression and our conscious effort to discontinue low margin product. We believe that we will continue to be challenged by price compression and the industry-wide excess capacity issues in 2006 and beyond. In addition, our near-term visibility continues to be poor and we continue to see customer orders for small quantities with near-term delivery dates.

We reported a $3,814,000 gross profit (33% of net sales) in 2005 versus a $3,260,000 gross profit (28% of net sales) in 2004. The higher margin was mainly attributable to decreases in raw material costs due to changes in product mix toward the more value-added, high-rel products with higher selling prices as well as some yield improvements. Direct labor and overhead costs as a percentage of sales in the 2005 remained fairly consistent with that in 2004.

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

Research and development expenses increased $134,000 over 2004 primarily as a result of increased personnel and benefit expenses. This expense increase was consistent with our plan to make significant engineering investments in new product development in 2005.

The increase in interest income for 2005 over 2004 was due to a combination of higher average cash balances and higher interest rates during the current year. During 2004, we sold equipment and realized a $13,000 gain.

The combined federal and state effective income tax rate for 2005 is 39%. As we have state income tax NOL carryforwards available, there is no estimated state income tax provision. We reduced the valuation allowance by $45,500 in 2005 based on its assessment of the realization of certain deferred tax assets. For 2004, no provision for income taxes has been recorded. While for financial reporting purposes we recorded a loss, no income tax benefit was provided as we recorded a valuation allowance of $70,000. During both years, we are providing a valuation allowance for the full amount of the state income tax benefit relating to net operating loss carryforwards due to the uncertainty of realization.

During 2005, we reported an operating profit of $351,000 compared to an operating loss of $104,000 in 2004. The $454,000 improvement in operating performance over 2004 was due to the $554,000 increase in gross margin in 2005 offset in part by a $100,000 increase in operating expenses. Other income amounted to $148,000 in 2005 compared to $48,000 in 2004. As a result, we reported pre-tax profits of $499,000 from continuing operations during 2005 compared to a pre-tax loss of $55,000 in 2004. We reported after-tax losses of $59,700 in 2005 and $110,000 in 2004 from discontinued operations. In total, we reported net earnings of $245,000 in 2005 versus a net loss of $165,000 in 2004.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on our projected requirements. At December 31, 2006, we had outstanding purchase commitments approximating
$911,000, all of which are expected to be fulfilled in 2007. At December 31, 2006, we did not have any contractual obligations for capital leases, operating leases or long-term debt.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as “expects”, “believes”, “estimates”, “plans” or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on our current views and assumptions and involve risks and uncertainties that include, but not limited to: our ability to continue to achieve profitability, the current production over-capacity within the suppliers of frequency control devices, the ability to develop, market and manufacture new innovative products competitively, the fluctuations in product demand of the telecommunications industry, our ability, including our suppliers to produce and deliver materials and products competitively, the ability to limit the amount of the negative effect on operating results caused by pricing pressure, and our ability to comply with Section 404 of the Sarbanes-Oxley Act.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. We are currently evaluating our tax positions and do not expect this interpretation will have a material impact on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting SFAS No. 157 on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” to address the process of quantifying financial statement misstatements. We adopted SAB No. 108 in the fourth quarter of 2006 and there was no impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at December 31, 2006, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decline in interest rates would result in an approximate $91,800 increase or decrease in interest income.

We purchase certain inventory from and sell product in foreign countries. As these activities are currently transacted in U.S. dollars, they are not subject to foreign currency exchange risk. However, significant fluctuation in the currencies where we purchase inventory or sell product could make the U.S. dollar equivalent of such transactions more or less favorable to us and the other involved parties.

Item 8. Financial Statements and Supplementary Data

Valpey-Fisher Corporation
Consolidated Balance Sheets

December 31,	2006	2005
Assets
Current assets:
Cash and cash equivalents	$9,184,060	$7,920,235
Accounts receivable, less allowance for doubtful accounts of $115,000 in 2006 and 2005	1,613,713	1,494,910
Inventories, net	809,854	1,028,103
Deferred income taxes and other current assets	867,070	653,081
Total current assets	12,474,697	11,096,329
Property, plant and equipment, at cost:
Land and improvements	226,505	226,505
Buildings and improvements	2,042,975	2,042,975
Machinery and equipment	8,449,500	8,657,943
	10,718,980	10,927,423
Less accumulated depreciation	8,825,859	8,559,693
	1,893,121	2,367,730
Other assets	160,902	152,837
	$14,528,720	$13,616,896

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$648,570	$496,954
Accrued liabilities	1,673,938	1,707,568
Total current liabilities	2,322,508	2,204,522
Deferred income taxes	343,367	448,330
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $1.00 par value-Authorized 1,000,000 shares; issued, none	-	-
Common stock, $.05 par value-Authorized 10,000,000 shares; issued and outstanding: 4,256,503 and 4,246,503 shares, respectively	212,825	212,325
Capital surplus	5,276,189	5,105,201
Retained earnings	6,415,331	5,746,518
Less unearned compensation	(41,500)	(100,000)
Total stockholders’ equity	11,862,845	10,964,044
	$14,528,720	$13,616,896

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Operations

For the Years Ended December 31,	2006	2005	2004
Net sales	$11,781,851	$11,426,673	$11,545,159
Cost of sales	7,313,214	7,612,645	8,284,788
Gross profit	4,468,637	3,814,028	3,260,371
Selling and advertising expenses	1,718,223	1,427,612	1,409,361
General and administrative expenses	1,776,863	1,684,203	1,736,619
Research and development expenses	482,283	351,687	218,164
	3,977,369	3,463,502	3,364,144
Operating profit (loss)	491,268	350,526	(103,773)
Other income (expense):
Interest income	293,399	148,322	34,720
Gain (loss) on sales of assets	(6,916)	-	13,667
	286,483	148,322	48,387
Earnings (loss) from continuing operations before income taxes	777,751	498,848	(55,386)
Income tax (expense) benefit	71,400	(194,600)	-
Earnings (loss) from continuing operations	849,151	304,248	(55,386)
(Loss) from discontinued operations, net of income tax benefit	(180,338)	(59,700)	(110,000)
Net earnings (loss)	$668,813	$244,548	$(165,386)

Basic and diluted earnings (loss) per share:
Continuing operations	$.20	$.07	$(.01)
Discontinued operations	(.04)	(.01)	(.03)
	$.16	$.06	$(.04)

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Cash Flows

For the Years Ended December 31,	2006	2005	2004
Cash Flows from Operating Activities:
Earnings (loss) from continuing operations	$849,151	$304,248	$(55,386)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation	644,495	751,966	818,838
Changes in deferred income taxes	(365,738)	(72,382)	32,000
Stock based compensation	164,625	-	-
Non-cash restricted stock compensation, net of taxes	33,753	35,000	35,500
(Gain) loss on sales of assets	6,916	-	(13,667)
Stock option income tax benefit	-	10,000	-
Changes in assets and liabilities:
Accounts receivable	(118,803)	(357,473)	1,277,984
Inventories, net	218,249	472,592	70,278
Other current assets	(18,668)	331	(22,338)
Accounts payable and accrued liabilities	64,126	430,197	231,631
Net cash provided by operating activities of continuing operations	1,478,106	1,574,479	2,374,840
(Loss) from discontinued operations	(180,338)	(59,700)	(110,000)
Change in deferred income taxes	70,384	(30,000)	-
Change in accrued expenses	53, 53,860	67,415	68,900
Net cash (used) by operating activities of discontinued operations	(56,094)	(22,285)	(41,100)
Net cash provided by operating activities	1,422,012	1,552,194	2,333,740
Cash Flows from Investing Activities:
Capital expenditures	(299,302)	(120,843)	(140,672)
Proceeds from sales of assets	122,500	-	24,600
Other	(8,065)	(10,207)	(8,065)
Collection of notes receivable	-	-	19,351
Net cash (used) by investing activities	(184,867)	(131,050)	(104,786)
Cash Flows from Financing Activities:
Stock options exercised	26,680	61,750	16,964
Purchases of common stock	-	(17,932)	-
Net cash provided by financing activities	26,680	43,818	16,964
Net Increase in Cash and Cash Equivalents	1,263,825	1,464,962	2,245,918
Cash and Cash Equivalents at beginning of year	7,920,235	6,455,273	4,209,355
Cash and Cash Equivalents at end of year	$9,184,060	$7,920,235	$6,455,273

Supplemental Disclosures of Cash Flow Information
Cash paid during the year by continuing operations for income taxes	$525,000	$83,000	$-

Noncash Investing and Financing Activities:
In 2004, the Company issued 29,500 shares of common stock valued at $85,550 to four employees in payment for a bonus accrued in 2003.

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital	Retained	Unearned
	Shares	Amount	Surplus	Earnings	Compensation
Balance, January 1, 2004	4,184,815	$209,241	$4,998,453	$5,667,356	$(217,000)
Net (loss)	-	-	-	(165,386)	-
Amortization of restricted stock grant	-	-	-	-	58,500
Tax effect of restricted stock grant	-	-	(23,000)	-	-
Exercise of stock options	37,704	1,885	100,629	-	-
Balance, December 31, 2004	4,222,519	211,126	5,076,082	5,501,970	(158,500)
Net earnings	-	-	-	244,548	-
Amortization of restricted stock grant	-	-	-	-	58,500
Tax effect of restricted stock grant	-	-	(23,500)	-	-
Exercise of stock options	29,984	1,499	60,251	-	-
Purchases and retirement of common stock	(6,000)	(300)	(17,632)	-	-
Stock option income tax benefit	-	-	10,000	-	-
Balance, December 31, 2005	4,246,503	212,325	5,105,201	5,746,518	(100,000)
Net earnings	-	-	-	668,813	-
Amortization of restricted stock grant	-	-	-	-	58,500
Tax effect of restricted stock grant	-	-	(24,747)	-	-
Exercise of stock options	10,000	500	26,180	-	-
Stock based compensation	-	-	169,555	-	-
Balance, December 31, 2006	4,256,503	$212,825	$5,276,189	$6,415,331	$(41,500)

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

(2) Summary of Significant Accounting Policies:
  Principles of consolidation - The accompanying consolidated financial statements include the accounts of Valpey-Fisher Corporation and its wholly owned subsidiaries. In 2005, the Company dissolved all the consolidating subsidiaries, except for Matec International, Inc. Significant intercompany balances and transactions have been eliminated in consolidation
  Use of estimates - The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include reserves for accounts receivable and inventory, useful lives of property, plant and equipment, accrued liabilities, deferred income taxes and assumptions used to calculate stock compensation expense. Actual results could differ from those estimates.
  Fair value of financial instruments - The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.
  Cash equivalents - The Company considers all highly liquid money market investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value.
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
 Concentration of credit risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents primarily in money market accounts and reduces its exposure to credit risk by maintaining such accounts with high quality financial institutions. At December 31, 2006, approximately $1,792,000 of the Company’s cash and cash equivalents balance were in excess of the applicable insurance limits. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. At December 31, 2006, three customers each represented about 10% of the Company’s accounts receivable. At December 31, 2005, one customer represented about 10% of the Company’s accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, but generally does not require advance payments or collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibilty of such receivables.
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
Advertising - Advertising costs are expensed as incurred. Advertising expenses were $81,600 in 2006, $117,300 in 2005, and $114,900 in 2004.

Valpey-Fisher Corporation
Notes Continued

 Income taxes - The Company computes deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The tax effect of the differences between stock compensation expense for financial statement and income tax purposes is charged or credited to capital surplus.
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
 Stock compensation plans - Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. Prior to January 1, 2006, the Company applied the intrinsic value method, Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, the Company did not recognize compensation expense for options granted with exercise prices equal to or greater than the market value on the date of grant. The Company has adopted the modified prospective method as permitted under SFAS No. 123R. Under this transition provision, compensation expense associated with stock options recognized in the year ended December 31, 2006 includes: (a) expense related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) expense related to all stock option awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

As a result of the adoption of SFAS No. 123R, the Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations during the year ended December 31, 2006 (in thousands):

Cost of sales	$31
Selling and advertising	29
General and administrative	99
Research and development	11
Pre-tax stock-based compensation expense	170
Income tax (benefit)	(5)
Net stock-based compensation expense	$165

Valpey-Fisher Corporation
Notes Continued

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

For the Year Ended December 31,	2005	2004
Net earnings (loss), as reported	$244,548	$(165,386)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(173,271)	(55,299)
Pro forma net earnings (loss)	$71,277	$(220,685)

Basic and diluted earnings (loss) per share, as reported	$.06	$(.04)
Basic and diluted earnings (loss) per share, pro forma	$.02	$(.05)

See Note 9 for further information regarding the Company’s stock-based compensation assumptions.

 Comprehensive income (loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31, 2006, 2005, and 2004, the Company had no items of other comprehensive income (loss).

 Recent accounting pronouncements - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. We are currently evaluating our tax positions and do not expect this interpretation will have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting SFAS No. 157 on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” to address the process of quantifying financial statement misstatements. We adopted SAB No. 108 in the fourth quarter of 2006 and there was no impact on our consolidated financial statements.

Valpey-Fisher Corporation
Notes Continued

(3) Discontinued Operations:

In 1998, the Company sold all the assets a subsidiary located in New Jersey. As a result of this sale, the Company was required to perform environmental cleanup at this site. During 2006, 2005 and 2004, the Company recorded pre-tax expenses of $285,500, $100,000 and $110,000, respectively, to increase the environmental expense accrual to reflect the then revised estimate to complete the remediation. These expense amounts, net of income tax benefit, are presented in the Consolidated Statements of Operations under the caption “(Loss) from discontinued operations, net of income tax benefit”. As of December 31, 2006, a total of $1,560,000 has been expensed for the cleanup and $450,000 (see Note 7) is accrued for the above agreement and other expenses relating to the cleanup.

(4) Inventories, net: Inventories, net of reserves, consist of the following:	2006	2005
Raw materials	$480,830	$636,715
Work in process	106,011	194,247
Finished goods	223,013	197,141
	$809,854	$1,028,103

Valpey-Fisher Corporation
Notes Continued

(5) Income Taxes: The provision (benefit) for income taxes for continuing operations consisted of the following:
	2006	2005	2004
Current:
Federal	$399,700	$278,100	$-
State	(80,800)	(800)	-
	318,900	277,300	-
Deferred:
Federal	(101,100)	(93,000)	(47,500)
State	(31,700)	55,800	(22,500)
	(132,800)	(37,200)	(70,000)
Valuation allowance	(257,500)	(45,500)	70,000
Total	$(71,400)	$194,600	$-

The Company recorded an income tax benefit relating to the discontinued operations of $105,000 in 2006, $40,300 in 2005 and $0 in 2004.

The total income tax provision (benefit) for continuing operations differs from that computed by applying the federal income tax rate to income before income taxes. The reasons for the difference are as follows:
	2006	2005	2004
Income taxes at statutory rates	$264,400	$169,600	$(56,230)
State income taxes, net of federal tax effect	(62,900)	36,300	(10,170)
Federal tax effect of state tax operating losses utilized	41,800	31,200	-
Stock based compensation	53,500	-	-
Change in valuation allowance	(257,500)	(45,500)	70,000
Reversal of accruals	(80,800)	-	(9,000)
Other, net	(29,900)	3,000	5,400
	$(71,400)	$194,600	$-

The tax effects of significant items comprising the Company’s deferred tax assets and liabilities as of  December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Inventory valuation	$585,000	$666,800
State tax loss carryforward	575,500	526,500
Accruals and allowances	103,500	137,800
Stock compensation	4,900	-
Valuation allowance	(471,000)	(728,500)
Net deferred tax assets	797,900	602,600

Deferred tax liabilities:
Depreciation	216,600	287,800
DISC commissions	126,800	160,500
Total deferred tax liabilities	343,400	448,300
Net deferred tax assets	$454,500	$154,300

At December 31, 2006, the Company has state tax loss benefit carryforwards of $575,500 that begin to expire in 2007. Due to the uncertainty of the realization of this state tax benefit and management’s estimate that operating income and the reversal of future taxable temporary differences will more likely than not be sufficient to recognize all of the other deferred tax assets, the Company has established a valuation allowance of $471,000 at December 31, 2006. Other current assets include deferred income taxes of approximately $797,900 in 2006 and $602,600 in 2005.

(6) Profit Sharing and Savings Plan: The Company has a trusteed profit sharing 401(k) plan that covers all qualified employees. Under the profit sharing section of the plan, the Company may make contributions to the plan at the discretion of the Board of Directors. Profit sharing expense amounted to $25,700 in 2006 and $0 in 2005 and 2004. Under the 401(k) section of the plan, the Company matched 50% of employee contributions up to 6% of compensation. Total Company contributions charged to operations were approximately $81,000 in 2006, $76,000 in 2005 and $74,000 in 2004.

Valpey-Fisher Corporation
Notes Continued

(7) Accrued Liabilities: Accrued liabilities consist of the following items:	2006	2005
Employee compensation	$693,400	$611,600
Income taxes	19,000	334,300
Professional fees	145,000	160,000
Environmental costs (see Note 3)	450,000	220,600
Commissions	118,400	95,100
Other	248,138	285,968
	$1,673,938	$1,707,568

(8) Debt: At December 31, 2006, the Company had no outstanding credit arrangements with banks or any other financial institution.

(9) Stockholders’ Equity: The Company has 4,256,503 and 4,246,503 shares of its $.05 par value Common Stock outstanding at December 31, 2006 and 2005, respectively.

During 2005, the Company acquired 6,000 shares of common stock at a cost of $17,900 and retired the shares. At December 31, 2006, under prior authorizations from the Board of Directors, the Company is authorized to purchase up to an additional 227,500 shares of stock through the open market or negotiated transactions.

In 2004, the Company issued options to four employees for 29,500 shares of common stock in payment for a bonus accrued in 2003. The option price was $.05 per share. At the date of grant, the fair market value of the 29,500 shares of common stock less the option price was $85,550.

In the fourth quarter of 2002, the Company granted 100,000 shares of restricted stock to the President and Chief Executive Officer for $5,000. The shares issued under a Restricted Stock Agreement vest over a period of five years. Unearned compensation was recorded at the date of the grant based on the market value of $295,000 or $2.95 per share. Unearned compensation, which is shown as a separate component of stockholders’ equity, is being amortized over the five year vesting period. At December 31, 2006 and 2005, 20,000 and 40,000, respectively, of these shares were nonvested. During 2006, 20,000 of these shares vested and no shares of restricted stock were granted or forfeited. The amount amortized to expense in each of the years 2006, 2005 and 2004 was $58,500. The tax effect of the differences between compensation expense for financial statement and income tax purposes is charged or credited to capital surplus.

At December 31, 2006, the Company has four Stock Option Plans that allow for the granting of options to officers, key employees, and other individuals to purchase a maximum of 1,000,000 shares of the Company’s common stock. The option price and terms are recommended by the Company’s Compensation Committee to the Company’s Board of Directors for approval. The options granted may qualify as incentive stock options (“ISO’s”). Options granted prior to December 31, 2005 generally vested 20% on each of the first, second, third, fourth, and fifth anniversaries of the date of grant with a contractual life of ten years. The options granted in 2006, vest 33% on each of the first, second and third anniversaries of the date of grant and have a contractual life of five years. The Company issues new shares upon the exercise of stock options. At December 31, 2006, options for 172,666 shares remain available for future grants under the Plans and 486,250 common shares are reserved for issuance upon exercise of the outstanding stock options.

Valpey-Fisher Corporation
Notes Continued

The estimated fair value of each option is determined on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for stock option grants:

	For the Year Ended December 31,
	2006	2005	2004

Weighed-average grant date fair value	$1.06	$1.84	$1.65
Assumptions:
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.6%	4.0%	4.4%
Expected life of options in years	3.5	7	7
Assumed volatility	36%	57%	60%

The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term. The expected volatility is calculated using the Black-Scholes model based on weighted-average historic prices for a period commensurate with the expected term. For options granted in 2006, the expected term of the option is determined based on historical experiences by using the “simplified method” as provided for in Staff Accounting Bulletin No. 107. Prior to 2006, the expected term of the option was determined by taking the average of the vesting term and the contractual life of the option.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2006, 2005, and 2004, and changes during the years ended on those dates is presented below:

	2006		2005		2004
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
Outstanding, January 1	488,750	$2.98	532,234	$3.40	578,438	$3.41
Granted	10,000	3.25	121,500	2.99	83,500	2.01
Exercised	(10,000)	2.67	(29,984)	2.06	(37,704)	.45
Forfeited	(2,500)	2.96	(135,000)	3.42	(92,000)	3.40
Outstanding, December 31	486,250	$3.39	488,750	$3.38	532,234	$3.40
Exercisable, December 31	281,004	$3.68	203,658	$3.89	274,345	$3.59

As of December 31, 2006, the intrinsic value (the difference between the exercise price and the market price) for all outstanding options was $211,275 and the intrinsic value for all options exercisable was $104,327. The total intrinsic value of all options exercised during the years ended December 31, 2006, 2005, and 2004 was $11,820, $28,680, and $121,640, respectively.

Valpey-Fisher Corporation
Notes Continued

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Weighted Average Remaining Life inYears

$2.48 - 2.96	168,500	$2.80	7.4	59,500	$2.71	7.0
$3.05 - 4.28	299,000	3.24	6.2	202,754	3.28	5.9
$11.04	18,750	11.04	3.8	18,750	11.04	3.8
	486,250	$3.39	6.5	281,004	$3.68	6.0

A summary of the status of the Company’s nonvested stock options as of December 31, 2006 and the changes during the year then ended is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	285,092	$1.80
Granted	10,000	1.06
Vested	(87,346)	1.80
Forfeited	(2,500)	1.82
Nonvested at December 31, 2006	205,246	$1.76

At December 31, 2006, there was approximately $297,000 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Valpey-Fisher Corporation
Notes Continued

(10) Earnings (Loss) Per Share: The computation of basic and diluted earnings (loss) per share from continuing operations is as follows:

	2006	2005	2004
Basic:
Earnings (loss) from continuing operations	$849,151	$304,248	$(55,386)
Weighted average shares outstanding	4,252,777	4,239,547	4,212,353
Basic earnings (loss) per share from continuing operations	$.20	$.07	$(.01)
Diluted:
Earnings (loss) from continuing operations	$849,151	$304,248	$(55,386)
Weighted average shares outstanding	4,252,777	4,239,547	4,212,353
Diluted effect of stock options outstanding, using the treasury stock method	7,863	68,629	-
Diluted weighted average shares outstanding	4,260,640	4,308,176	4,212,353
Diluted earnings (loss) per share from continuing operations	$.20	$.07	$(.01)

In 2006, the computation of diluted earnings per share excluded stock options to purchase 378,000 shares as the assumed proceeds exceeded the average market price during the period. In 2006 and 2005, the computation of diluted earnings per share excluded stock options to purchase 28,750 shares as the exercise prices were greater than the average market price. The Company had 532,234 options outstanding in 2004, which were not included in the computation of dilutive shares since the Company had a net loss and the inclusion of such shares would be anti-dilutive.

Valpey-Fisher Corporation
Notes Continued

(11) Industry Segment: The Company operates in one segment: the design, production, import, and sale of quartz crystals and oscillators and ultrasonic transducer devices.

One customer accounted for approximately 11%, 12% and 11% of net sales in 2006, 2005 and 2004, respectively. A second customer accounted for approximately 10% of net sales in 2004. Export sales to foreign markets are as follows:
	2006	2005	2004
Asia Pacific	$1,581,500	$1,955,900	$1,988,700
Europe and Middle East	875,900	1,190,600	708,600
Canada	607,600	704,200	1,044,600
Other	25,500	33,900	25,500
	$3,090,500	$3,884,600	$3,767,400

(12)  Quarterly Financial Data (unaudited): Selected unaudited quarterly financial data for 2006 and 2005 is set forth below:
	First	Second	Third	Fourth
	(in thousands, except per share data)
2006
Net sales from continuing operations	$2,872	$2,927	$2,875	$3,107
Gross profit	1,011	1,072	1,062	1,324
Earnings before income taxes	77	119	179	403
Net earnings (loss) from: Continuing operations	33	62	98	656
Discontinued operations	-	-	-	(180)
Net earnings	$33	$62	$98	$476

Basic and diluted earnings (loss) per share: Continuing operations	$.01	$.01	$.02	$.15
Discontinued operations	-	-	-	(.04)
	$.01	$.01	$.02	$.11

	First	Second	Third	Fourth
	(in thousands, except per share data)
2005
Net sales from continuing operations	$3,022	$3,015	$2,780	$2,610
Gross profit	965	1,056	967	826
Earnings before income taxes	69	145	146	139
Net earnings (loss) from: Continuing operations	45	96	96	67
Discontinued operations	-	-	-	(60)
Net earnings	$45	$96	$96	$7

Basic and diluted (loss) per share: Continuing operations	$.01	$.02	$.02	$.01
Discontinued operations	-	-	-	(.01)
	$.01	$.02	$.02	$-

Valpey-Fisher Corporation
Notes Continued

Earnings (loss) per share calculations for each of the quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year earnings (loss) per share amounts.

In the fourth quarter of 2006, the Company reduced the valuation allowance for deferred tax assets and reversed income tax accruals. As a result, income tax expense was reduced by $338,300 or $.08 per share.

(13) Commitments and Contingencies: During the normal course of business, the Company incurs certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on its projected requirements. At December 31, 2006, the Company has outstanding purchase commitments approximating $911,000, all of which are expected to be fulfilled in 2007.

In connection with the sale of its Bergen Cable Technologies, Inc. subsidiary in 1998, the Company was required to perform environmental cleanup at this site (see Note 3).

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Valpey-Fisher Corporation:

We have audited the accompanying consolidated balance sheets of Valpey-Fisher Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valpey-Fisher Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments under SFAS No. 123(R) as of January 1, 2006.

/s/ Grant Thornton LLP
Boston, Massachusetts
February 16, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

As of December 31, 2006, we carried out an evaluation, under the supervision and with our management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded, except as noted below, that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. We believe that this deficiency did not affect the accuracy of our financial statements in this report.

Our independent registered accounting firm has advised management and the audit committee that the following identified internal control deficiency constitutes a significant deficiency in our internal control.

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

 Changes in internal control.

Other than as discussed above, such evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

We have adopted a Code of Business Conduct and Ethics that applies to our board of directors, officers, employees and consultants. In addition, we have adopted a Code of Ethics for our chief executive officer and our chief financial and accounting officer. These codes are posted in the Corporate Governance section of our website (www.valpeyfisher.com).If we make any substantive changes or grant any waivers to these codes, we will disclose the nature of such change or waiver on our website and in a report on Form 8-K.

The remaining information called for by Part III is hereby incorporated by reference from the information set forth and under the headings “Common Stock Ownership of Certain Beneficial Owners and Management”, “Election of Directors”, “Corporate Governance”, “Executive Compensation” and “Principal Accountant Fees and Services” in Registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following are filed as part of this Annual Report on Form 10-K:

1.	The following Consolidated Financial Statements are included in Item 8:

Consolidated Balance Sheets, December 31, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the Years Ended
December 31, 2006, 2005 and 2004
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

3. The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index are as follows:

Exhibit No.		Description

2.		Agreement of Merger and Recapitalization
2.1		Asset Purchase Agreement dated April 30, 2003 between Seller, William Stein, Martin Finkelstein and the Company
3.1		Restated and Amended Articles of Incorporation
3.2		By-Laws effective May 8, 2003
10.1	*	1992 Stock Option Plan
10.2	*	1999 Stock Option Plan
10.3	*	2001 Stock Option Plan
10.4	*	Restricted Stock Agreement
10.5	*	2003 Stock Option Plan
10.6	*	Key Employee Bonus Plan for 2006
14		Code of Ethics of the Chief Executive Officer and the Chief Financial and Accounting Officer
14.1		Code of Business Conduct and Ethics
21		Subsidiaries of the Registrant
23		Independent Registered Public Accounting Firm’s Consent
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this report.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valpey-Fisher Corporation

Date: March 30, 2007	By:	/s/ Michael J. Ferrantino
Michael J. Ferrantino
President and Chief Executive Officer (Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted Valpey, Jr.	Chairman of the Board	March 30, 2007
Ted Valpey, Jr.	and Director

/s/ Michael J. Ferrantino	President, Chief Executive Officer	March 30, 2007
Michael J. Ferrantino	and Director (Principal
Executive Officer)
/s/ Michael J. Kroll	Vice President, Treasurer and	March 30, 2007
Michael J. Kroll	Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)

/s/Mario Alosco	Director	March 30, 2007
Mario Alosco

/s/Richard W. Anderson	Director	March 30, 2007
Richard W. Anderson

/s/Eli Fleisher	Director	March 30, 2007
Eli Fleisher

/s/Lawrence Holsborg	Director	March 30, 2007
Lawrence Holsborg

/s/John J. McArdle III	Director	March 30, 2007
John J. McArdle III

Report of Independent Registered Public Accounting Firm on Supplementary Schedule

Board of Directors and Stockholders of Valpey-Fisher Corporation:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Valpey-Fisher Corporation and Subsidiaries referred to in our report dated February 16, 2007, which is included in the Company’s 2006 Annual Report to Stockholders. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
February 16, 2007

Valpey-Fisher Corporation and Subsidiaries

 Schedule II - Valuation and Qualifying Accounts

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended:

December 31, 2006	$115,000	$38,575	$-	$(38,575)	$115,000

December 31, 2005	$100,000	$36,100	$-	$(21,100)	$115,000

December 31, 2004	$80,000	$(36,600)	$-	$56,600	$100,000

Inventory Reserve:

Year Ended:

December 31, 2006	$1,163,100	$109,600	$-	$(221,700)	$1,051,000

December 31, 2005	$1,019,500	$351,800	$-	$(208,200)	$1,163,100

December 31, 2004	$1,002,000	$371,300	$-	$(353,800)	$1,019,500

(1) Deductions related to the allowance for doubtful accounts represent the amounts written-off against the reserve, less recoveries.

EXHIBIT INDEX

Exhibit No.	(inapplicable items are omitted)

2.
Agreement of Merger and Recapitalization between MATEC Corporation a Delaware corporation and MATEC Corporation a Maryland corporation. (incorporated by reference to Exhibit 2 on Registrant’s Form 10-K for the year ended December 31, 2004).

2.1	Asset Purchase Agreement dated April 30, 2003 between Seller, William Stein, Martin Finkelstein and the Company (incorporated by reference to Exhibit 2 on Registrant’s Form 8-K dated May 28, 2003).
3.1	Restated and Amended Articles of Incorporation as of June 3, 2002 (incorporated by reference to Exhibit 3.2 on Registrant’s Form 10-Q for the period ended June 30, 2002).
3.2	By-Laws effective May 8, 2003 (incorporated by reference to Exhibit 3.3 on Registrant’s Form 10-K for the year ended December 31, 2003).
10.1	1992 Stock Option Plan (incorporated by reference to Exhibit 10.1 on Registrant’s Form 10-K for the year ended December 31, 2002).
10.2	1999 Stock Option Plan. (incorporated by reference to Exhibit 10.2 on Registrant’s Form 10-K for the year ended December 31, 2004).
10.3	2001 Stock Option Plan. Filed herewith.
10.4	Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 on Registrant’s Form 10-K for the year ended December 31, 2003).
10.5	2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 on Registrant’s Form 10-Q for the quarterly period ended June 29, 2003).
10.6	Key Employee Bonus Plan for 2006. (incorporated by reference to Exhibit 10.1 on Registrant’s Form 10-Q for the quarterly period ended April 2, 2006).
14	Code of Ethics of the Chief Executive Officer and the Chief Financial and Accounting Officer (incorporated by reference to Exhibit 14 on Registrant’s Form 10-K for the year ended December 31, 2003).
14.1	Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 on Registrant’s Form 10-K for the year ended December 31, 2004).
21	Subsidiaries of the Registrant. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.