Form 10-Q
period 2007-04-01
VALPEY FISHER CORP
filed 2007-05-11
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

As of May 10, 2007, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,268,503.

                            Valpey-Fisher Corporation

                                      INDEX                                PAGE
                                      -----                               ------

PART I.  FINANCIAL INFORMATION

 ITEM 1. - Financial Statements -

 Consolidated Condensed Balance Sheets - April 1, 2007 (Unaudited) and
  December 31, 2006 (Audited)                                                  3
 Consolidated Statements of Operations - (Unaudited)
  Three Months Ended April 1, 2007 and April 2, 2006                           4
 Consolidated Statements of Cash Flows - (Unaudited)
  Three Months Ended April 1, 2007 and April 2, 2006                           5
  Notes to Consolidated Condensed Financial Statements - (Unaudited)         6-9

 ITEM 2. - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           10-12

 ITEM 3. - Quantitative and Qualitative Disclosures About Market Risk         12

 ITEM 4. - Controls and Procedures                                         12-13

PART II. OTHER INFORMATION

 ITEM 1A. - Risk Factors                                                      14

 ITEM 6. -  Exhibits                                                          14

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                                             4/1/07     12/31/06
                                                           ---------------------
                                                           (Unaudited) (Audited)

                                     ASSETS
Current assets:
 Cash and cash equivalents                                  $   9,129  $  9,184
 Accounts receivable, net of allowance of $115 in 2007
  and 2006                                                      1,686     1,614
 Inventories, net                                               1,113       810
 Deferred income taxes                                            838       798
 Other current assets                                             153        69
--------------------------------------------------------------------------------
    Total current assets                                       12,919    12,475


Property, plant and equipment, at cost                         10,763    10,719
 Less accumulated depreciation                                  8,960     8,826
--------------------------------------------------------------------------------
                                                                1,803     1,893

Other assets                                                      171       161
--------------------------------------------------------------------------------
 Total assets                                               $  14,893  $ 14,529
================================================================================

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                           $     936  $    649
 Accrued liabilities                                            1,441     1,674
--------------------------------------------------------------------------------
    Total current liabilities                                   2,377     2,323

Deferred income taxes                                             321       343

Stockholders' equity:
 Preferred stock, $1.00 par value- Authorized 1,000,000
  shares; issued none                                               -         -
 Common stock, $.05 par value- Authorized 10,000,000 shares;
  Issued and outstanding: 4,256,503 and 4,256,503 shares          213       213
 Capital surplus                                                5,314     5,276
 Retained earnings                                              6,695     6,415
 Less unearned compensation                                       (27)      (41)
--------------------------------------------------------------------------------
    Total stockholders' equity                                 12,195    11,863
--------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                 $  14,893  $ 14,529
================================================================================


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                              Three Months Ended
                                                               4/1/07    4/2/06
                                                              ------------------

Net sales                                                     $ 3,242   $ 2,872
Cost of sales                                                   1,921     1,861
--------------------------------------------------------------------------------
   Gross profit                                                 1,321     1,011

Operating expenses:
 Selling and advertising                                          462       405
 General and administrative                                       468       463
 Research and development                                         115       127
--------------------------------------------------------------------------------
    Total operating expenses                                    1,045       995

Operating profit                                                  276        16

Interest income                                                    97        61
--------------------------------------------------------------------------------
Earnings before income taxes                                      373        77
Income tax (expense)                                              (93)      (44)
--------------------------------------------------------------------------------
Net earnings                                                  $   280   $    33
================================================================================

--------------------------------------------------------------------------------
Basic and diluted earnings per share                              .07   $   .01
================================================================================

Basic weighted average shares                                   4,257     4,247
Diluted weighted average shares                                 4,273     4,247


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                              ------------------
                                                               4/1/07    4/2/06
                                                              ------------------
Cash flows from operating activities:
Net earnings                                                  $   280   $    33
Adjustments to reconcile net earnings to net cash provided
 (used) by operating activities of continuing operations:
   Depreciation                                                   134       170
   Deferred income taxes                                          (63)      (31)
   Stock-based compensation                                        42        42
   Non-cash restricted stock compensation, net of taxes            11         9
   Changes in operating assets and liabilities:
     Accounts receivable, net                                     (73)      (34)
     Inventories, net                                            (303)      112
     Other current assets                                         (84)       11
     Accounts payable and accrued expenses                         61      (562)
--------------------------------------------------------------------------------
    Net cash provided (used) by operating activities of
     continuing operations                                          5      (250)

Cash flows from operating activities: - Discontinued Operations
   Change in accrued expenses                                      (6)      (37)
--------------------------------------------------------------------------------
    Net cash (used) by operating activities of discontinued
     operations                                                    (6)      (37)
--------------------------------------------------------------------------------
    Net cash (used) by operating activities                        (1)     (287)
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                             (44)      (51)
 Other, net                                                       (10)       (8)
--------------------------------------------------------------------------------
    Net cash (used) by investing activities                       (54)      (59)
--------------------------------------------------------------------------------
Cash flows from financing activities:
--------------------------------------------------------------------------------
    Net cash provided by financing activities                       -         -
--------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                       (55)     (346)
Cash and cash equivalents:
 Beginning of period                                            9,184     7,920
                                                              ------------------
 End of period                                                $ 9,129   $ 7,574
                                                              ==================
Supplemental Cash Flow Information
 Cash paid during the period by continuing operations for
  income taxes                                                $     3   $   240


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1.   Financial Presentation:

     The unaudited interim financial statements, in the opinion of management, reflect all adjustments necessary for fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

     These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.   Stock Compensation Plans:

     Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" using the modified prospective method. Under this method, compensation expense associated with stock options recognized in the first quarter of 2007 and 2006 includes: (a) expense related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) expense related to all stock option awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

     As a result of the adoption of SFAS No. 123R, the Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

                                                     3 Months Ended
                                                -----------------------
                                                 4/1/07         4/2/06
                                                -----------------------

 Cost of sales                                  $     7        $     8
 Selling and advertising                              7              7
 General and administrative                          25             25
 Research and development                             3              2
                                                -----------------------
 Pre-tax stock-based compensation expense            42             42
 Income tax (benefit)                                (1)            (1)
                                                -----------------------
 Net stock-based compensation expense           $    41        $    41
                                                =======================

     At April 1, 2007, the Company has four Stock Option Plans that allow for the granting of options to officers, key employees, and other individuals to purchase a maximum of 1,000,000 shares of the Company's common stock. At April 1, 2007, options for 172,666 shares remain available for future grants under the Plans. The option price and terms are recommended by the Company's Compensation Committee to the Company's Board of Directors for approval. The maximum contractual term of an option is ten years. The options granted may qualify as incentive stock options ("ISO's"). Options granted prior to December 31, 2005 generally vested 20% per year on each of the first, second, third, fourth, and fifth anniversaries of the date of grant with a contractual life of ten years. The options granted in 2006, vest 33% on each of the first, second and third anniversaries of the date of grant and have a contractual life of five years. Compensation expense related to stock options granted is recognized ratably over the vesting period of the option. The Company issues new shares upon the exercise of stock options.

     There were no stock option grants in the quarter ended April 1, 2007. Stock options for 10,000 shares were granted in the quarter ended April 2, 2006. The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for stock option grants during the quarter ended April 2, 2006:

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

     The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term. The expected volatility is calculated using the Black-Scholes model based on the historic prices for a period commensurate with the expected term. The expected term of the option is determined by using the "simplified method" as provided for in Staff Accounting Bulletin No. 107.

     A summary of the activity under all the Company's stock option plans as of April 1, 2007 and the changes during the three month period then ended are as follows:

                                                           Weighted-
                                                            Average
                                              Weighted-    Remaining
                                               Average    Contractual  Aggregate
                                Number of  Exercise Price    Life      Intrinsic
                                  Shares      Per Share    In Years     Value
                               ----------- -------------- ----------- ----------

Outstanding at December 31,
 2006                             486,250      $ 3.39
Options granted                         0
                               -----------
Outstanding at April 1, 2007      486,250      $ 3.39         6.3     $ 568,125
                               ===========                =========== ==========
Exercisable at April 1, 2007      286,304      $ 3.66         5.8     $ 307,741
                               ===========                =========== ==========

     A summary of the status of the Company's nonvested stock options as of April 1, 2007 and the changes during the three month period then ended is as follows:

                                                               Weighted-Average
                                                                  Grant-Date
                                           Shares                 Fair Value
                                          ---------            ----------------
Nonvested at December 31, 2006             205,246                  $ 1.76
Granted                                          0                       0
Vested                                      (5,300)                   1.30
                                          ---------            ----------------
Nonvested at April 1, 2007                 199,946                  $ 1.78
                                          =========            ================

     At April 1, 2007, there was approximately $256,000 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair value of stock options that vested during the three months ended April 1, 2007 was approximately $6,900.

3.   Comprehensive Income (Loss):

     During the three months ended April 1, 2007 and April 2, 2006, there were no differences between comprehensive income (loss) and net income (loss).

4.   Inventories, net:

     Inventories, net of reserves, consist of the following:
     (in thousands)                                          4/1/07     12/31/06
    ----------------------------------------------------------------------------
                                                           (unaudited)

     Raw materials                                          $     505   $   481
     Work in process                                              155       106
     Finished goods                                               453       223
                                                           ---------------------
                                                            $   1,113   $   810
                                                           =====================

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

     The following table shows a reconciliation of weighted average shares (in thousands):

                                                     Three Months Ended
                                                    ---------------------
                                                     4/1/07       4/2/06
                                                    --------     --------

Weighted average shares outstanding                   4,257        4,247
Dilutive effect of stock options outstanding,
 using the treasury stock method                         16            0
                                                    ---------------------
Diluted weighted average shares outstanding           4,273        4,247
                                                    =====================


The following table shows the potentially dilutive securities which have been excluded from the dilutive earnings per share calculation (in thousands):

                                                     Three Months Ended
                                                    ---------------------
                                                     4/1/07       4/2/06
                                                    ---------------------

Stock options where the exercise price was
  Greater than the average market price                  29           34
Stock options where the assumed proceeds exceed the
 average market price during the period                 180          445

6.   Income Taxes:

     Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007 and April 1, 2007, we have no reserves for unrecognized tax benefits on the balance sheet.

     Our federal income tax return for 2004 has been examined by the IRS. Our state of Massachusetts tax returns for 2003 through 2006 are open tax years. Our policy is to include interest expense on underpayments of income taxes in our income tax provision whereas penalties are included in general and administrative expense.

7.   Recent Accounting Pronouncements:

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting SFAS No. 157 on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159") which permits an entity to elect to measure certain assets and liabilities at fair value at specified election dates. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting SFAS No. 159 on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes that judgments and estimates related to our critical accounting policies could materially affect its consolidated financial statements. Our most critical accounting policies, which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, pertain to accounts receivable, inventories and income taxes. These policies continue to be our most critical accounting policies for the period covered by this report and there were no significant changes in the application of those policies during this reporting period.

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $9,129,000 at April 1, 2007, a decrease of $55,000 from the December 31, 2006 balance. During this period, our operations used cash of $1,000 and investing activities used cash of $54,000.

     Cash used in operations of $1,000 resulted mainly from the net earnings of $280,000, net adjustments of $124,000 for the non-cash effects of depreciation, deferred income taxes and stock compensation expense offset by a $399,000 increase in working capital. Discontinued operations used cash of $6,000. The inventory increase of $303,000 is mainly due to the increase in finished goods and work-in-process inventory to support the current level of shipments and backlog and to meet customer delivery requirements. The $73,000 increase in accounts receivable is mainly due to the increase in the current quarter's sales over the 4th quarter sales in 2006.

     Capital expenditures during the quarter ended April 1, 2007 amounted to $44,000.

     We believe that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business in 2007.

Off-Balance Sheet Arrangements

     We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

     During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements. At April 1, 2007, we had outstanding purchase commitments totaling approximately $1,157,000, all of which are expected to be fulfilled in 2007.

Results of Operations

     During the quarter ended April 1, 2007, net sales increased $370,000 or 13% from the comparable quarter in 2006 mainly as a result of the higher backlog at the beginning of the quarter. Our backlog amounted to $2,028,000 at December 31, 2006 compared to $1,602,000 at December 31, 2005. The sales increase is mainly attributable to a $503,000 or 115% increase in sales of our high precision oscillator and timing module product lines offsetting an $110,000 or 6% decrease in our standard oscillator product line. The increases in our high precision oscillator and timing module product lines is mainly due to a 72% increase in unit sales and to a lesser extent, increases in the average selling prices. Lower sales of our buy and resale products was the primary reason for the decrease in our standard oscillator product line. Bookings during the current quarter amounted to $3,423,000 versus $3,149,000 in the 2006 quarter. Our backlog amounted to $2,253,000 at April 1, 2007 compared to $2,028,000 at December 31, 2006 and $1,884,000 at April 2, 2006.

     We reported a $1,321,000 gross profit (41% of net sales) in the current quarter versus a $1,011,000 gross profit (35% of net sales) in the 2006 quarter. The higher margin was mainly attributable to a decrease in overhead costs as a percentage of sales resulting from a slight decrease in actual expenses and the favorable effect of spreading the fixed overhead costs over the increased sales volume. Direct labor and raw material costs as a percentage of overall sales in 2007 remained fairly consistent with that in the 2006 period.

     Selling and advertising expenses increased $57,000 or 14% over the comparable quarter in 2006 mainly due to an increase of $53,000 in personnel expenses and a $5,000 increase in advertising expense.

     General and administrative expenses were comparable to last year. An increase of $27,000 in personnel expense, mainly due to an increase in the accrued key employee bonus plan, was partially offset by reductions of $10,000 in insurance expense, $7,000 in professional fees and a net $5,000 reduction in the remaining overall expenses.

     Research and development expenses decreased $12,000 from the $127,000 reported in the comparable 2006 period primarily as a result of a $19,000 decrease in personnel expenses partially offset by a $7,000 increase in operating supplies.

     The $36,000 increase in interest income in 2007 was due to a combination of higher average cash balances and higher interest rates during the current year.

     The estimated annual combined federal and state income tax rate for 2007 is 25% compared to 57% in 2006. The 2007 projected rate includes a reduction in the valuation allowance for deferred income taxes which amounts to approximately an 11% point reduction in the 2007 rate. The effect of this valuation adjustment was to reduce income tax expense by $42,500 or $.01 per share in the current quarter. The 2007 and 2006 projected rates were increased by approximately 3% points and 17% points, respectively, as a result of the effect of nondeductible stock option expense resulting from the adoption of SFAS No. 123R. The majority of the stock option expense results from incentive stock options and under SFAS No. 123R, the expense does not generate a tax deduction and related tax benefit. As we have state income tax NOL carryforwards available, there is no estimated state income tax provision for 2007 and 2006.

     For the quarter ended April 1, 2007, we reported an operating profit of $276,000 compared to an operating profit of $16,000 in comparable quarter of 2006. The operating profit in 2007 and 2006 was reduced by $42,000 for stock option expense resulting from the effect of SFAS No. 123R. Interest income amounted to $97,000 in 2007, compared to $61,000 in 2006. As a result, we reported a pre-tax profit of $373,000 during the quarter ended April 1, 2007 compared to a pre-tax profit $77,000 in comparable 2006 period. For the quarter ended April 1, 2007, we reported net earnings of $280,000 versus net earnings of $33,000 in 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at April 1, 2007, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $91,300 increase or decrease in interest income.

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

     At the end of the period covered by this report, we carried out an evaluation, under the supervision and with our management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded, except as noted below, that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings and that information required to be disclosed by the Company in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     As stated in the Company's 2006 Form 10-K, the Company's independent registered accounting firm advised management and the audit committee, that the following identified internal control deficiency constituted a significant deficiency in the Company's internal control.

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

   Changes in internal control.

     During the first quarter of 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A. Risk Factors

     Information regarding risk factors are set forth under the caption "Forward-Looking Statements" in Part 1, Item 2 of this Form 10-Q and in Part 1,
Item 1A. of the Company's Annual Report on Form 10-K for the Year Ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in the Company's 2006 Annual Report on Form 10-K.

Item 6. Exhibits

     10.1 Key Employee Bonus Plan for 2007. Filed herewith.

     10.2 Amendment dated April 4, 2007 to Letter Agreement dated September 10, 2002, between the Company and Michael J. Ferrantino. Filed herewith.

     10.3 Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll. Filed herewith.

     10.4 Change in Control Retention Agreement, dated April 4, 2007, between the Company and Michael J. Ferrantino, Jr. Filed herewith.

     10.5 Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa. Filed herewith.

     10.6 Retention Bonus Plan. Filed herewith.

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

                                           Valpey-Fisher Corporation


Date: May 11, 2007                         /s/ Michael J. Ferrantino
                                           -------------------------
                                           Michael J. Ferrantino,
                                           President and Chief Executive Officer


Date: May 11, 2007                         /s/ Michael J. Kroll
                                           --------------------
                                           Michael J. Kroll
                                           Vice President, Treasurer and Chief
                                           Financial Officer