Form 10-Q
period 2007-07-01
VALPEY FISHER CORP
filed 2007-08-10
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

As of August 8, 2007, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,277,503.

                            Valpey-Fisher Corporation

                                   INDEX                                    PAGE
                                   -----                                    ----

PART I.  FINANCIAL INFORMATION

ITEM 1. -   Financial Statements -

Consolidated Condensed Balance Sheets - July 1, 2007 (Unaudited) and
  December 31, 2006 (Audited)                                                 3
Consolidated Statements of Operations - (Unaudited) Three Months and
  Six Months Ended July 1, 2007 and July 2, 2006                              4
Consolidated Condensed Statements of Cash Flows - (Unaudited)
  Six Months Ended July 1, 2007 and July 2, 2006                              5
Notes to Consolidated Condensed Financial Statements -  (Unaudited)         6-9

ITEM 2. -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      10-12

ITEM 3. -  Quantitative and Qualitative Disclosures About Market Risk        12

ITEM 4. -  Controls and Procedures                                           13

PART II.  OTHER INFORMATION

ITEM 1A. - Risk Factors                                                      14

ITEM 4. -  Submission of Matters to a Vote of Security Holders               14

ITEM 6. -  Exhibits                                                          14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)


                                                        7/1/07        12/31/06
                                                      (Unaudited)     (Audited)
                                                     ---------------------------

                       ASSETS
Current assets:
  Cash and cash equivalents                            $  9,218      $  9,184
  Accounts receivable, net of allowances of $104 in
   2007 and $115 in 2006                                  1,828         1,614
  Inventories, net                                        1,304           810
  Deferred income taxes                                   1,011           798
  Other current assets                                      169            69
--------------------------------------------------------------------------------
       Total current assets                              13,530        12,475

Property, plant and equipment, at cost                   10,906        10,719
  Less accumulated depreciation                           9,079         8,826
--------------------------------------------------------------------------------
                                                          1,827         1,893

Other assets                                                172           161
--------------------------------------------------------------------------------
Total assets                                           $ 15,529      $ 14,529
================================================================================
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $    892      $    649
  Accrued liabilities                                     1,721         1,674
--------------------------------------------------------------------------------
       Total current liabilities                          2,613         2,323

Deferred income taxes                                       300           343

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized
   1,000,000 shares; issued none                              -             -
  Common stock, $.05 par value- Authorized 10,000,000
   shares; Issued and outstanding: 4,276,503 and
   4,256,503 shares                                         213           213
  Capital surplus                                         5,383         5,276
  Retained earnings                                       7,031         6,415
  Less unearned compensation                                (11)          (41)
--------------------------------------------------------------------------------
       Total stockholders' equity                        12,616        11,863
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $ 15,529      $ 14,529
================================================================================


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                     Three Months Ended          Six Months Ended
                                                  ------------------------   ------------------------
                                                     7/1/07      7/2/06         7/1/07      7/2/06
                                                  ------------------------   ------------------------

Net sales                                         $   3,425   $   2,927      $   6,667   $   5,799
Cost of sales                                         2,054       1,855          3,974       3,717
-----------------------------------------------------------------------------------------------------
   Gross profit                                       1,371       1,072          2,693       2,082

Operating expenses:
  Selling and advertising                               462         428            924         833
  General and administrative                            449         466            918         929
  Research and development                              119         116            234         243
-----------------------------------------------------------------------------------------------------
                                                      1,030       1,010          2,076       2,005

Operating profit                                        341          62            617          77

Other income(expense):
  Interest income                                       101          63            198         124
  (Loss) on sale of asset                                 -          (6)             -          (6)
-----------------------------------------------------------------------------------------------------
                                                        101          57            198         118

Earnings before income taxes                            442         119            815         195
Income tax (expense)                                   (106)        (57)          (199)       (100)
-----------------------------------------------------------------------------------------------------
Net earnings                                      $     336   $      62      $     616   $      95
=====================================================================================================

-----------------------------------------------------------------------------------------------------
Basic and diluted earnings per share              $     .08   $     .01      $     .14   $     .02
=====================================================================================================


Basic weighted average shares                         4,266       4,252          4,261       4,249
Diluted weighted average shares                       4,460       4,260          4,374       4,254

See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                          --------------------
                                                            7/1/07    7/2/06
                                                          --------------------
Cash flows from operating activities:
 Net earnings                                             $    616  $     95
 Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities of continuing
  operations:
    Depreciation                                               253       339
    Deferred income taxes                                     (100)      (58)
    Stock based compensation                                    83        85
    Restricted stock compensation, net of taxes                 22        18
    Loss on sale of asset                                        -         6
    Changes in operating assets and liabilities:
       Accounts receivable, net                               (214)     (202)
       Inventories, net                                       (494)      185
       Other current assets                                   (100)       (8)
       Accounts payable and accrued expenses                   144      (261)
------------------------------------------------------------------------------
       Net cash provided by operating activities of
        continuing operations                                  210       199
Cash flows from operating activities: - Discontinued
 Operations
    Change in accrued expenses                                 (10)      (45)
------------------------------------------------------------------------------
       Net cash (used) in operating activities of
        discontinued operations                                (10)      (45)
------------------------------------------------------------------------------
       Net cash provided by operating activities               200       154
------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                         (187)     (194)
 Proceeds from sale of assets                                    -        10
 Other, net                                                    (11)       (8)
------------------------------------------------------------------------------
       Net cash (used) in investing activities                (198)     (192)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Stock options exercised                                        32        27
------------------------------------------------------------------------------
       Net cash provided by financing activities                32        27
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            34       (11)
Cash and cash equivalents:
Beginning of period                                          9,184     7,920
                                                          --------------------
End of period                                             $  9,218  $  7,909
                                                          ====================


Supplemental Cash Flow Information:
    Income taxes paid                                     $    325  $    390
Supplemental Disclosure of Non-Cash Activity:
    Receivable from sale of asset                         $      -  $     17

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

2.   Stock Compensation Plans:

     Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" using the modified prospective method. Under this method, compensation expense associated with stock options recognized in the 2007 and 2006 includes: (a) expense related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) expense related to all stock option awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

     As a result of the adoption of SFAS No. 123R, the Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):


                                                    Three Months Ended  Six Months Ended
                                                   ---------------------------------------
                                                     7/1/07   7/2/06     7/1/07   7/2/06
                                                   ---------------------------------------

   Cost of sales                                     $   6    $   8      $  13    $  16
   Selling and advertising                               7        7         14       14
   General and administrative                           25       25         50       50
   Research and development                              3        3          6        5
                                                   ---------------------------------------
   Pre-tax stock-based compensation expense             41       43         83       85
   Income tax (benefit)                                 (1)      (1)        (2)      (2)
                                                   ---------------------------------------
   Net stock-based compensation expense              $  40    $  42      $  81    $  83
                                                   ---------------------------------------


     At July 1, 2007, the Company has four Stock Option Plans that allow for the granting of options to officers, key employees, non-employee director, and other individuals to purchase a maximum of 1,000,000 shares of the Company's common stock. At July 1, 2007, options for 172,666 shares remain available for future grants under the Plans. The option price and terms are recommended by the Company's Compensation Committee to the Company's Board of Directors for approval. The maximum contractual term of an option is ten years. The options granted may qualify as incentive stock options ("ISO's"). Options granted prior to December 31, 2005 generally vested 20% per year on each of the first, second, third, fourth, and fifth anniversaries of the date of grant with a contractual life of ten years. The options granted in 2006, vest 33% on each of the first, second and third anniversaries of the date of grant and have a contractual life of five years. Compensation expense related to stock options granted is recognized ratably over the vesting period of the option. The Company issues new shares upon the exercise of stock options.

     There were no stock option grants in the quarter ended or six months ended July 1, 2007 or in the quarter ended July 2, 2006. Stock options for 10,000 shares were granted in the six months ended July 2, 2006. The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for stock option grants during the six months ended July 2, 2006:

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

     A summary of the activity under all the Company's stock option plans as of July 1, 2007 and the changes during the six month period then ended are as follows:


                                                                        Weighted-
                                                                         Average
                                                         Weighted-      Remaining
                                                          Average      Contractual     Aggregate
                                         Number of    Exercise Price      Life         Intrinsic
                                          Shares         Per Share      In Years         Value
                                      --------------  --------------  -------------  -------------

Outstanding at December 31, 2006          486,250         $ 3.39
Options granted                                 0
Options exercised                         (20,000)          2.68
                                      --------------                  -------------  -------------
Outstanding at July 1, 2007               466,250         $ 3.42           6.0         $1,028,700
                                      --------------                  -------------  -------------

Exercisable at July 1, 2007               308,304         $ 3.62           5.7         $  655,100
                                      --------------                  -------------  -------------

     A summary of the status of the Company's nonvested stock options as of July 1, 2007 and the changes during the six month period then ended is as follows:

                                                            Weighted-Average
                                                               Grant-Date
                                           Shares              Fair Value
                                      ----------------      ----------------
Nonvested at December 31, 2006               205,246             $  1.76
Granted                                            0                   0
Vested                                       (47,300)               1.70
                                      ----------------      ----------------
Nonvested at July 1, 2007                    157,946             $  1.78
                                      ================      ================

     At July 1, 2007, there was approximately $214,000 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total grant-date fair value of stock options that vested during the six months ended July 1, 2007 was approximately $80,500.

     At December 31, 2006 and July 1, 2007 there were 20,000 shares of nonvested restricted stock with a weighted-average grant-date fair value of $2.95 per share.

3.   Comprehensive Income (Loss):

     During the three and six months ended July 1, 2007 and July 2, 2006, there were no differences between comprehensive income (loss) and net income (loss).

4.   Inventories, net:

     Inventories, net of reserves, consist of the following:

     (in thousands)                                       7/1/07    12/31/06
     ---------------------------------------------------------------------------
                                                        (unaudited)

      Raw materials                                     $    781    $    481
      Work in process                                        198         106
      Finished goods                                         325         223
                                                        ---------------------
                                                        $  1,304    $    810
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

The following table shows a reconciliation of weighted average shares (in thousands):

                                                        Three Months Ended        Six Months Ended
                                                      ----------------------   ----------------------
                                                        7/1/07      7/2/06       7/1/07      7/2/06
                                                      ----------------------   ----------------------

Weighted average shares outstanding                      4,266       4,252        4,261       4,249
Dilutive effect of stock options outstanding,
  using the treasury stock method                          194           8          113           5
                                                      ----------------------   ----------------------
Diluted weighted average shares outstanding              4,460       4,260        4,374       4,254
                                                      ======================   ======================


The following table shows the potentially dilutive securities which have been excluded from the dilutive earnings per share calculation (in thousands):

                                                        Three Months Ended        Six Months Ended
                                                      ----------------------   ----------------------
                                                        7/1/07      7/2/06       7/1/07      7/2/06
                                                      ----------------------   ----------------------

Stock options where the exercise price was
  greater than the average market price                     19          29           19          29
Stock options where the assumed proceeds
  exceed the average market price during the
  period                                                     -         396            -         396


6.   Income Taxes:

     Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007 and July 1, 2007, the Company had no liabilities for unrecognized tax benefits on the balance sheet.

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

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $9,218,000 at July 1, 2007, an increase of $34,000 from the December 31, 2006 balance. During this period, our operations provided cash of $200,000, investing activities used cash of $198,000 and financing activities provided cash of $32,000.

     Cash provided by operations of $200,000 resulted mainly from the net earnings of $616,000, net adjustments of $258,000 for the non-cash effects of depreciation, deferred income taxes and stock compensation expense offset by a $674,000 increase in working capital. The inventory increase of $494,000 is mainly due to a combination of the lead times for certain raw material items and the necessary inventory to support the current level of shipments and backlog and to meet customer delivery requirements. The $214,000 increase in accounts receivable is mainly due to the increase in the current quarter's sales over the 4th quarter sales in 2006.

     Capital expenditures during the six months ended July 1, 2007 amounted to $187,000.

     We believe that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for at least the next twelve months.

Off-Balance Sheet Arrangements

     We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

     During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements. At July 1, 2007, we had outstanding purchase commitments totaling approximately $811,000, all of which are expected to be fulfilled in 2007.

Results of Operations for the Three and Six Months Ended July 1, 2007 Compared to the Three and Six Months Ended July 2, 2006

     During the quarter ended July 1, 2007, net sales increased $498,000 or 17% over the comparable period in 2006. The sales increase is mainly attributable to a $652,000 or 71% sales increase in our high precision oscillator, timing module, and high reliability product lines as unit sales increased 74% over the 2006 quarter. This increase was partially offset by a $227,000 or 13% sales decrease in our standard oscillator product line as unit sales decreased 17% from the 2006 level. Bookings during the current quarter amounted to $3,439,000 versus $2,880,000 in the 2006 quarter. Our backlog amounted to $2,281,000 at July 1, 2007 compared to $1,820,000 at July 2, 2006.

     For the six months ended July 1, 2007, net sales increased $868,000 or 15% over the comparable period in 2006. This sales increase is mainly attributable to a $1,086,000 or 62% sales increase in our high precision oscillator, timing module, and high reliability product lines as unit sales increased 48% over the 2006 period. This increase was partially offset by a $337,000 or 9% sales decrease in our standard oscillator product line as unit sales decreased 15% from the 2006 level.

     We reported a $1,371,000 gross profit (40% of net sales) in the current quarter versus a $1,072,000 gross profit (37% of net sales) in the 2006 quarter. During the six months ended July 1, 2007, the gross profit amounted to $2,693,000 (40% of net sales) compared to a gross profit of $2,082,000 (36% of net sales) in the 2006 period. During both periods ended July 1, 2007, the higher margin percentages were mainly due to the increased percentage of sales of our high precision oscillator, timing module, and high reliability product lines compared to sales of our standard oscillator product line. All product lines during both periods also benefited from the favorable effect of spreading the fixed overhead costs over the increased sales volume. Direct labor and raw material costs as a percentage of overall sales in the 2007 periods increased slightly over comparable 2006 periods due to changes in product mix.

     During the current quarter, selling and advertising expenses rose $34,000 or 8% over the comparable quarter in 2006 mainly due to increased commission expense to outside sales representatives ($21,000), higher advertising expenses ($5,000), and increased personnel expenses ($5,000). During the six months ended July 1, 2007, selling and advertising expenses rose $91,000 or 11% over the comparable period in 2006 mainly due to higher personnel expenses ($57,000), increased commission expense to outside sales representatives ($26,000) and increased advertising expenses ($10,000).

     For the quarter ended July 1, 2007, general and administrative expenses decreased $17,000 from the comparable 2006 quarter mainly due to a $16,000 reduction in personnel expense, resulting primarily from a lower provision for the key employee bonus plan. During the six months ended July 1, 2007, general and administrative expenses decreased $11,000 from the comparable 2006 period mainly due to a reduction of $20,000 in insurance expense being partially offset by an increase of $11,000 in personnel expense, mainly due to an increase in the provision for the key employee bonus plan.

     During the quarter ended July 1, 2007, research and development expenses increased $3,000 over the comparable period in 2006 primarily as a result of increased personnel expenses. During the six months ended July 1, 2007, research and development expenses decreased $9,000 from the 2006 period mainly as a result of a $17,000 decrease in personnel expenses being partially offset by a $8,000 increase in operating supplies.

     The 2007 increases in interest income over both 2006 periods were due to a combination of higher average cash balances and higher interest rates during the current year.

     The estimated annual combined federal and state income tax rate for 2007 is 24% compared to 51% in 2006. The 2007 projected rate includes a reduction in the valuation allowance for deferred income taxes which amounts to approximately a 13% point reduction in the 2007 rate. The effect of this valuation adjustment was to reduce income tax expense by $60,500 and $103,000 during the quarter and six months ended July 1, 2007, respectively. The 2007 and 2006 projected rates were increased by approximately 3% points and 17% points, respectively, as a result of the effect of nondeductible stock option expense resulting from the adoption of SFAS No. 123R. The majority of the stock option expense results from incentive stock options and under SFAS No. 123R, the expense does not generate a tax deduction and related tax benefit. As we have state income tax NOL carryforwards available, there is no estimated state income tax provision for 2007 and 2006.

     For the quarter ended July 1, 2007, we reported an operating profit of $341,000 compared to an operating profit of $62,000 in comparable quarter of 2006. The operating profit in 2007 and 2006 was reduced by $ 41,000 and $43,000, respectively, for stock option expense resulting from the effect of SFAS No. 123R. Interest income amounted to $101,000 in 2007 compared to $63,000 in 2006. We reported a pre-tax profit of $442,000 during the quarter ended July 1, 2007 compared to a pre-tax profit of $119,000 in comparable 2006 period. For the quarter ended July 1, 2007, we reported net earnings of $336,000 versus net earnings of $62,000 in 2006.

     We reported an operating profit of $617,000 during the six months ended July 1, 2007 compared to an operating profit of $77,000 during the comparable period of 2006. The operating profit in 2007 and 2006 was reduced by $83,000 and $85,000, respectively, for stock option expense resulting from the effect of SFAS No. 123R. Interest income amounted to $198,000 in 2007 compared to $124,000 in 2006. We reported a pre-tax profit of $815,000 during the six months ended July 1, 2007 compared to a pre-tax profit $195,000 in comparable 2006 period. For the six months ended July 1, 2007, we reported net earnings of $616,000 versus net earnings of $95,000 in 2006.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at July 1, 2007, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $92,200 increase or decrease in interest income.

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

     Changes in internal control.

     During the second quarter of 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 10, 2007. Listed below are the matter submitted to stockholders and the results of the stockholder votes.

(1) Election of seven directors
-------------------------------

       Nominee                   "For"          "Withheld"
-------------------------------------------------------------

Mario Alosco                   3,660,254           68,304
Richard W. Anderson            3,653,331           75,227
Michael J. Ferrantino          3,658,873           69,685
Eli Fleisher                   3,659,360           69,198
Lawrence Holsborg              3,652,581           75,977
John J. McArdle III            3,652,687           75,871
Ted Valpey, Jr                 3,658,910           69,648


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


                                           Valpey-Fisher Corporation



Date: August 10, 2007                      /s/  Michael J. Ferrantino
                                           --------------------------

                                           Michael J. Ferrantino,
                                           President and Chief Executive Officer


Date: August 10, 2007                      /s/ Michael J. Kroll
                                           --------------------

                                           Michael J. Kroll
                                           Vice President, Treasurer and
                                           Chief Financial Officer