Form 10-Q
period 2007-09-30
VALPEY FISHER CORP
filed 2007-11-13
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 8, 2007, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,282,503.

                            Valpey-Fisher Corporation

                                        INDEX                                                    PAGE
                                        -----                                                    ----

PART I.     FINANCIAL INFORMATION

ITEM 1. -   Financial Statements -

Consolidated Condensed Balance Sheets - September 30, 2007 (Unaudited) and
  December 31, 2006 (Audited)                                                                      3
Consolidated Statements of Operations - (Unaudited) Three Months and Nine Months Ended
  September 30, 2007 and October 1, 2006                                                           4
Consolidated Condensed Statements of Cash Flows - (Unaudited)
  Nine Months Ended September 30, 2007 and October 1, 2006                                         5
Notes to Consolidated Condensed Financial Statements -  (Unaudited)                              6-9

ITEM 2. -   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                               10-12

ITEM 3. -   Quantitative and Qualitative Disclosures About Market Risk                             13

ITEM 4. -   Controls and Procedures                                                                13

PART II.    OTHER INFORMATION

ITEM 1A.-   Risk Factors                                                                           14

ITEM 6. -   Exhibits                                                                               14

SIGNATURES                                                                                         15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                                                                9/30/07       12/31/06
                                                                              (Unaudited)     (Audited)
                                                                             ----------------------------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                  $        9,558 $       9,184
  Accounts receivable, net of allowances of $104 in 2007 and $115 in 2006             1,823         1,614
  Inventories, net                                                                    1,206           810
  Deferred income taxes                                                               1,020           798
  Other current assets                                                                  200            69
---------------------------------------------------------------------------------------------------------
            Total current assets                                                     13,807        12,475

Property, plant and equipment, at cost                                               10,999        10,719
  Less accumulated depreciation                                                       9,213         8,826
---------------------------------------------------------------------------------------------------------
                                                                                      1,786         1,893

Other assets                                                                            175           161
---------------------------------------------------------------------------------------------------------
Total assets                                                                 $       15,768 $      14,529
=========================================================================================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $          675 $         649
  Accrued liabilities                                                                 1,756         1,674
---------------------------------------------------------------------------------------------------------
             Total current liabilities                                                2,431         2,323

Deferred income taxes                                                                   273           343

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none              -             -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
    Issued and outstanding: 4,282,503 in 2007 and 4,256,503 shares in 2006              214           213
  Capital surplus                                                                     5,476         5,276
  Retained earnings                                                                   7,374         6,415
  Less unearned compensation                                                              -           (41)
---------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                              13,064        11,863
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $       15,768 $      14,529
=========================================================================================================

See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended               Nine Months Ended
                                                  -----------------------------   ---------------------------
                                                      9/30/07       10/1/06          9/30/07       10/1/06
                                                  -------------- --------------   ------------ --------------

Net sales                                         $        3,386 $        2,875   $     10,053 $        8,674
Cost of sales                                              1,988          1,813          5,962          5,529
-------------------------------------------------------------------------------------------------------------
   Gross profit                                            1,398          1,062          4,091          3,145

Operating expenses:
  Selling and advertising                                    436            391          1,360          1,223
  General and administrative                                 464            418          1,382          1,348
  Research and development                                   115            137            349            380
-------------------------------------------------------------------------------------------------------------
                                                           1,015            946          3,091          2,951

Operating profit                                             383            116          1,000            194

Other income (expense):
  Interest income                                            105             63            303            186
  (Loss) on sale of asset                                      -              -              -            (6)
-------------------------------------------------------------------------------------------------------------
                                                             105             63            303            180

Earnings before income taxes                                 488            179          1,303            374
Income tax (expense)                                        (145)           (81)          (344)          (181)
-------------------------------------------------------------------------------------------------------------
Net earnings                                      $          343 $           98   $        959 $          193
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
Basic earnings per share                          $          .08 $          .02   $        .23 $          .05
-------------------------------------------------------------------------------------------------------------
Diluted earnings per share                        $          .08 $          .02   $        .22 $          .05
-------------------------------------------------------------------------------------------------------------

Basic weighted average shares                              4,259          4,217          4,247          4,212
Diluted weighted average shares                            4,431          4,264          4,394          4,257

See notes to consolidated condensed financial statements.

                  Valpey-Fisher Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                -------------------------
                                                                                   9/30/07     10/1/06
                                                                                -------------------------
Cash flows from operating activities:
 Net earnings                                                                     $       959  $      193
 Adjustments to reconcile net earnings to net cash
provided (used) by operating activities of continuing operations:
    Depreciation                                                                          387         504
    Deferred income taxes                                                               (138)        (85)
    Stock based compensation                                                              125         127
    Restricted stock compensation, net of taxes                                            29          26
    Stock option income tax benefit                                                        18           -
    Loss on sale of asset                                                                   -           6
    Changes in operating assets and liabilities:
         Accounts receivable, net                                                        (209)       (288)
         Inventories, net                                                                (396)        241
         Other current assets                                                            (131)        (26)
         Accounts payable and accrued expenses                                            (36)       (198)
---------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities of continuing operations                 608         500
Cash flows from operating activities: - Discontinued Operations
    Change in accrued expenses                                                            (10)        (48)
---------------------------------------------------------------------------------------------------------
       Net cash (used) in operating activities of discontinued operations                 (10)        (48)
---------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                          598         452
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                                                    (280)       (279)
 Proceeds from sale of assets                                                               -          27
 Other, net                                                                               (14)         (8)
---------------------------------------------------------------------------------------------------------
       Net cash (used) in investing activities                                           (294)       (260)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Stock options exercised                                                                   70          27
---------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                            70          27
---------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                 374         219
Cash and cash equivalents:
Beginning of period                                                                     9,184       7,920
                                                                                -------------------------
End of period                                                                     $     9,558  $    8,139
                                                                                =========================

Supplemental Cash Flow Information:
    Income taxes paid                                                             $       571  $      495


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

     As a result of the adoption of SFAS No. 123R, the Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

                                                     Three Months Ended          Nine Months Ended
                                                ------------------------------------------------------
                                                  9/30/07       10/1/06       9/30/07      10/1/06
                                                ------------------------------------------------------

    Cost of sales                               $       7     $         8   $      20     $     25
    Selling and advertising                             8               7          22           21
    General and administrative                         25              25          75           74
    Research and development                            2               3           8            7
                                                ------------------------------------------------------
    Pre-tax stock-based compensation expense           42              43         125          127
    Income tax (benefit)                               (1)             (1)         (3)          (3)
                                                ------------------------------------------------------
    Net stock-based compensation expense        $      41     $        42   $     122     $    124
                                                ======================================================

     At September 30, 2007, the Company has four Stock Option Plans that allow for the granting of options to officers, key employees, non-employee director, and other individuals to purchase a maximum of 1,000,000 shares of the Company's common stock. At September 30, 2007, options for 172,666 shares remain available for future grants under the Plans. The option price and terms are recommended by the Company's Compensation Committee to the Company's Board of Directors for approval. The maximum contractual term of an option is ten years. The options granted may qualify as incentive stock options ("ISO's"). Options granted prior to December 31, 2005 generally vested 20% per year on each of the first, second, third, fourth, and fifth anniversaries of the date of grant with a contractual life of ten years. The options granted in 2006, vest 33% on each of the first, second and third anniversaries of the date of grant and have a contractual life of five years. Compensation expense related to stock options granted is recognized ratably over the vesting period of the option. The Company issues new shares upon the exercise of stock options.

     There were no stock option grants in the quarter ended or nine months ended September 30, 2007 or in the quarter ended October 1, 2006. Stock options for 10,000 shares were granted in the nine months ended October 1, 2006. The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for stock option grants during the nine months ended October 1, 2006:

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

     A summary of the activity under all the Company's stock option plans as of September 30, 2007 and the changes during the nine month period then ended are as follows:

                                                                         Weighted-
                                                                          Average
                                                         Weighted-       Remaining
                                                          Average       Contractual      Aggregate
                                        Number of      Exercise Price       Life         Intrinsic
                                          Shares         Per Share        In Years         Value
                                       --------------  --------------   -----------    -----------

Outstanding at December 31, 2006           486,250         $ 3.39
Options granted                                  0
Options exercised                          (26,000)          2.69
                                       --------------                   -----------    -----------
Outstanding at September 30, 2007          460,250         $ 3.43             5.8      $ 1,202,500
                                       --------------                   -----------    -----------

Exercisable at September 30, 2007          343,650         $ 3.59             5.4      $   868,800
                                       --------------                   -----------    -----------

     A summary of the status of the Company's nonvested stock options as of September 30, 2007 and the changes during the nine month period then ended is as follows:

                                                           Weighted-Average
                                                              Grant-Date
                                            Shares            Fair Value
                                       ----------------  ---------------------
Nonvested at December 31, 2006              205,246              $  1.76
Granted                                           0                    0
Vested                                      (88,646)                1.75
                                       ----------------  ---------------------
Nonvested at September 30, 2007             116,600              $  1.77
                                       ================  =====================

     At September 30, 2007, there was approximately $172,400 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total grant-date fair value of stock options that vested during the nine months ended September 30, 2007 was approximately $155,400.

     At September 30, 2007 and December 31, 2006 there were 20,000 shares of nonvested restricted stock with a weighted-average grant-date fair value of $2.95 per share.

3. Comprehensive Income (Loss):

     During the three and nine months ended September 30, 2007 and October 1, 2006, there were no differences between comprehensive income (loss) and net income (loss).

4. Inventories, net:

            Inventories, net of reserves, consist of the following:
      (in thousands)                               9/30/07       12/31/06
      ----------------------------------------------------------------------
                                                (unaudited)

      Raw materials                             $      716        $    481
      Work in process                                  165             106
      Finished goods                                   325             223
                                                ----------------------------
                                                $    1,206        $    810
                                                ============================

5. Earnings Per Share:

     Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the net incremental shares that would be issued if dilutive outstanding stock options were exercised using the treasury stock method and vesting of restricted stock. The assumed proceeds under the treasury stock method include:

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

     The following table shows a reconciliation of weighted average shares (in thousands):

                                              Three Months Ended       Nine Months Ended
                                             --------------------     --------------------
                                              9/30/07   10/1/06        9/30/07   10/1/06
                                             --------------------     --------------------
Weighted average shares outstanding               4,259     4,217          4,247     4,212
Dilutive effect of stock options outstanding,
  using the treasury stock method                   152         7            127         5
Restricted stock                                     20        40             20        40
                                             --------------------     --------------------
Diluted weighted average shares outstanding       4,431     4,264          4,394     4,257
                                             ====================     ====================

     The following table shows the potentially dilutive securities which have been excluded from the dilutive earnings per share calculation (in thousands):

                                              Three Months Ended       Nine Months Ended
                                             --------------------     --------------------
                                              9/30/07   10/1/06        9/30/07   10/1/06
                                             ---------------------------------------------
Stock options where the exercise price was
  greater than the average market price              19        29             19        29
Stock options where the assumed proceeds
  exceed the average market price during the
  period                                              -       396              -       391

6. Income Taxes:

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007 and September 30, 2007, the Company had no reserves for unrecognized tax benefits on the balance sheet.

     The Company's federal income tax return for 2004 has been examined by the IRS. The Company's state of Massachusetts tax returns for 2003 through 2006 are open tax years. The Company's policy is to include interest expense on underpayments of income taxes in the Company's income tax provision whereas penalties are included in general and administrative expense.

     At December 31, 2006, the Company had state tax loss benefit carryforwards of $575,500 that began to expire in 2007. Due to the uncertainty of the realization of this state tax benefit and management's estimate that operating income and the reversal of future taxable temporary differences would more likely than not be sufficient to recognize all of the other deferred tax assets, the Company established a valuation allowance of $471,000 at December 31, 2006. During the quarter and nine months ended September 30, 2007, the Company reduced the valuation allowance for deferred income taxes and income tax expense by $33,000 and $136,000, respectively. The reduction reflects the Company's expectation that it is more likely than not that it will generate future taxable income to utilize this ammount of deferred tax assets.

7. Recent Accounting Pronouncements:

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting SFAS No. 157 on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159") which permits an entity to elect to measure certain assets and liabilities at fair value at specified election dates. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting SFAS No. 159 on our consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $9,558,000 at September 30, 2007, an increase of $374,000 from the December 31, 2006 balance. During this period, our operations provided cash of $598,000, investing activities used cash of $294,000 and financing activities provided cash of $70,000.

     Cash provided by operations of $598,000 resulted mainly from the net earnings of $959,000 and net adjustments of $421,000 for the non-cash effects of depreciation, deferred income taxes and stock compensation expense offset by a $782,000 increase in working capital. The inventory increase of $396,000 is mainly due to a combination of the lead times for certain raw material items and the necessary inventory to support the current level of shipments and backlog and to meet customer delivery requirements. The $209,000 increase in accounts receivable is mainly due to the increase in the current quarter's sales over the 4th quarter sales in 2006.

     Capital expenditures during the nine months ended September 30, 2007 amounted to $280,000.

     We believe that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for at least the next twelve months.

Off-Balance Sheet Arrangements

     We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

     During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements. At September 30, 2007, we had outstanding purchase commitments totaling approximately $882,000, all of which are expected to be fulfilled within the next twelve months.

Results of Operations for the Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended October 1, 2006


     During the quarter ended September 30, 2007, net sales increased $511,000 or 18% over the comparable period in 2006. The sales increase is mainly attributable to a $433,000 or 48% sales increase in our high precision oscillator and high reliability product lines as unit sales increased 92% over the comparable 2006 quarter. Total bookings during the current quarter amounted to $3,333,000 versus $3,190,000 in the 2006 comparable quarter. Our backlog amounted to $2,244,000 at September 30, 2007 compared to $2,161,000 at October 1, 2006.

     For the nine months ended September 30, 2007, net sales increased $1,379,000 or 16% over the comparable period in 2006. This sales increase is mainly attributable to a $1,492,000 or 52% sales increase in our high precision oscillator, timing module, and high reliability product lines as unit sales increased 60% over the 2006 period. This increase was partially offset by a $209,000 or 4% sales decrease in our standard oscillator product line as unit sales decreased 16% from the 2006 level. Year-to-date bookings during 2007 amounted to $10,195,000 versus $9,220,000 in 2006. The sales increases in both the quarter and nine months ended periods is mainly attributable to the higher beginning backlog and the increased levels of bookings during both periods. We continue to pursue sales of our more value-added, high reliability and higher average selling price products.

     We reported a $1,398,000 gross profit (41% of net sales) in the current quarter versus a $1,062,000 gross profit (37% of net sales) in the 2006 quarter. During the nine months ended September 30, 2007, the gross profit amounted to $4,091,000 (41% of net sales) compared to a gross profit of $3,145,000 (36% of net sales) in the 2006 period. During both periods ended September 30, 2007, the higher margin percentages were mainly due to the increased percentage of sales of our high precision oscillator, timing module, and high reliability product lines compared to sales of our standard oscillator product line. All product lines during both periods also benefited from the favorable effect of spreading the fixed overhead costs over the increased sales volume. Direct labor and raw material costs as a percentage of overall sales in the 2007 periods increased slightly over comparable 2006 periods due to changes in product mix.

     As a percentage of sales, selling and advertising expense amounted to 12.9% during the current quarter versus 13.6% in the same quarter of 2006. Total selling and advertising expenses increased $45,000 or 12% over the comparable quarter in 2006 mainly due to higher personnel costs ($42,000) and commission expense to outside sales representatives ($20,000), partially offset by lower advertising ($10,000) and travel and entertainment ($8,000) expenses. During the nine months ended September 30, 2007, selling and advertising expenses amounted to $1,360,000 (13.5% of sales) compared to $1,223,000 (14.1% of sales) in the same period last year. This overall expense increase of $137,000 or 11% over the comparable nine month period in 2006 is mainly due to higher personnel costs ($99,000) and increased commission expense to outside sales representatives ($46,000).

     For the quarter ended September 30, 2007, general and administrative expenses amounted to $464,000 (13.7% of sales) compared to $418,000 (14.5% of sales) in the 2006 period. The $46,000 expense increase over the 2006 period is mainly due to increases of $29,000 in personnel costs, resulting primarily from a higher provision for the key employee bonus plan and $14,000 in professional fees. During the nine months ended September 30, 2007, general and administrative expenses amounted to $1,382,000 (13.7% of sales) versus $1,348,000 (15.5% of sales) in the comparable 2006 period. The $34,000 expense increase over last year is mainly due to increases of $39,000 in personnel costs, resulting primarily from a higher provision for the key employee bonus plan and $36,000 in professional fees, partially offset by a reduction of $20,000 in insurance expense and a net $21,000 reduction in the remaining overall expenses.

     During the quarter and nine months ended September 30, 2007, research and development expenses decreased $22,000 and $31,000, respectively, from the comparable periods in 2006 primarily as a result of decreased personnel costs.

     The 2007 increases in interest income over both 2006 periods were due to a combination of higher average cash balances and higher interest rates during the current year.

     The estimated annual combined federal and state income tax rate for 2007 is 26% compared to 48% in 2006. The 2007 projected rate includes a reduction in the valuation allowance for deferred income taxes which amounts to approximately a 10% point reduction in the 2007 rate. The effect of this valuation adjustment was to reduce income tax expense by $33,000 and $136,000 during the quarter and nine months ended September 30, 2007, respectively. The 2007 and 2006 projected rates were increased by approximately 3% points and 14% points, respectively, as a result of the effect of nondeductible stock option expense resulting from the adoption of SFAS No. 123R. The majority of the stock option expense results from incentive stock options and under SFAS No. 123R, the expense does not generate a tax deduction and related tax benefit. As we have state income tax NOL carryforwards available, there is no estimated state income tax provision for 2007 and 2006.

     For the quarter ended September 30, 2007, we reported an operating profit of $383,000 compared to an operating profit of $116,000 in comparable quarter of 2006. The operating profit in 2007 and 2006 was net of $42,000 and $43,000, respectively, for stock option expense resulting from the effect of SFAS No. 123R. Interest income amounted to $105,000 in 2007 compared to $63,000 in 2006. We reported a pre-tax profit of $488,000 during the quarter ended September 30, 2007 compared to a pre-tax profit of $179,000 in comparable 2006 period. For the quarter ended September 30, 2007, we reported net earnings of $343,000 versus net earnings of $98,000 in 2006.

     We reported an operating profit of $1,000,000 for the nine months ended September 30, 2007 compared to an operating profit of $194,000 for the comparable period of 2006. The operating profit in 2007 and 2006 was net of $125,000 and $127,000, respectively, for stock option expense resulting from the effect of SFAS No. 123R. Interest income amounted to $303,000 in 2007 compared to $186,000 in 2006. We reported a pre-tax profit of $1,303,000 during the nine months ended September 30, 2007 compared to a pre-tax profit $374,000 in comparable 2006 period. For the nine months ended September 30, 2007, we reported net earnings of $959,000 versus net earnings of $193,000 in 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at September 30, 2007, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $95,600 increase or decrease in interest income.

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

     Changes in internal control.

     During the third quarter of 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item1A. Risk Factors

     Information regarding risk factors are set forth under the caption "Forward-Looking Statements" in Part 1, Item 2 of this Form 10-Q and in Part 1,
Item 1A. of the Company's Annual Report on Form 10-K for the Year Ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in the Company's 2006 Annual Report on Form 10-K.

Item 6. Exhibits

     3.3  By-Laws effective October 24, 2007. Filed herewith.

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


                                        Valpey-Fisher Corporation



Date: November 12, 2007                  /s/ Michael J. Ferrantino
                                        -------------------------
                                        Michael J. Ferrantino,
                                        President and Chief Executive Officer


Date: November 12, 2007                 /s/ Michael J. Kroll
                                        ---------------------
                                        Michael J. Kroll
                                        Vice President, Treasurer and Chief
                                        Financial Officer