Form 10-K
period 2007-12-31
VALPEY FISHER CORP
filed 2008-03-31
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act: (Check one):

           Large accelerated filer [ ]     Accelerated filer [ ]
           Non-accelerated filer [ ]       Smaller reporting company [X]
                  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates: $12,333,352 (computed by reference to the last sales price of such common stock on June 29, 2007, the last business day of the Registrant's most recently completed second fiscal quarter, as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 21, 2008: 4,280,383

Documents incorporated by reference:

Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I

Item 1.   Business
------------------

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

Marketing and Customers
-----------------------

Our direct sales personnel, independent manufacturers' representatives and distributors sell the frequency control products. Our ultrasonic transducer devices are sold primarily by our direct sales personnel.

We sell our frequency control products primarily to OEMs, contract manufacturing
(CM) companies, and distributors. Our distributors also sell to both the OEMs and CM companies. Ultrasonic transducer devices are sold primarily to OEMs, colleges and universities and research facilities.

In recent years, OEMs have outsourced a significant amount of their manufacturing capability to CM companies. As a result, this has tended to increase the concentration of sales to the CM companies. Sales to Solectron Corporation, a CM company, accounted for approximately 11%, 11%, and 12% of our net sales in 2007, 2006, and 2005, respectively.

Sales to our five largest customers accounted for approximately 30% of our sales in 2007, compared to 31% in 2006 and 33% in 2005. Sales to CM companies accounted for approximately 38% of our sales in 2007, compared to 33% in 2006, and 36% in 2005.

Export sales amounted to approximately 29% of our sales in 2007, 26% in 2006 and 34% in 2005. Information about export sales is set forth in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which
Note is incorporated by reference. Our international sales are transacted in U.
S. dollars.

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

Research and Development
------------------------

Research and development expenses amounted to $495,000 in 2007, $482,000 in 2006 and $352,000 in 2005. During 2008, we intend to increase our efforts to develop new products which would leverage off our expertise in the timing area.

Backlog
-------

Our backlog of firm orders was approximately $2,134,000 at December 31, 2007 compared to $2,028,000 at December 31, 2006. We expect to ship the entire December 31, 2007 backlog during 2008.

Competition
-----------

There are many domestic and foreign suppliers of quartz crystals and oscillators. A number of the competitors are larger and have greater resources than we have including Vectron International (a division of Dover Corporation) and CTS Corporation. In addition, foreign competitors, particularly from the Far East, continue to dominate the U.S. markets. However, we believe we can maintain a competitive position in our business based on our quality, strong design and application engineering, responsive customer service and a willingness to provide specialty small quantity orders.

Manufacturing
-------------

Our manufacturing facility is located in Hopkinton, Massachusetts. We have been ISO-9001 certified for the design and manufacture of crystals and crystal oscillators since 1997.

Environmental Regulations
-------------------------

To the best of our knowledge compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, has not had, nor will have a material effect upon capital expenditures, earnings from continuing operations or competitive position.

As a result of the sale of our Bergen Cable subsidiary in 1998, we are performing environmental clean up at that site. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference.

Employees
---------

At December 31, 2007, we employed 55 full-time employees. None of our employees are represented by a collective bargaining unit. We consider our relations with our employees to be satisfactory.

Available Information
---------------------

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

Item 1A.  Risk Factors
----------------------

Our business, financial condition and results of operations can be affected by a number of factors, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause our actual results to vary materially from past results or from our anticipated future results.

WHILE WE REPORTED AN OPERATING PROFIT OF $1,300,237 IN 2007, $491,300 IN 2006 AND $350,500 IN 2005, WE HAD INCURRED OPERATING LOSSES IN THE FOUR YEARS PRECEDING 2005 AND OUR RESULTS COULD FLUCTUATE IN THE FUTURE.

While we reported an operating profit of $1,300,237 in 2007, $491,300 in 2006 and $350,500 in 2005, we had incurred operating losses in the four years preceding 2005 and our results could fluctuate in the future. A wide variety of factors affect our operating results. Factors that could affect our future operating results include:

     o    changes in sales volume and mix,
     o    price compression,
     o    declines in gross margin,
     o increased research and development expenses associated with new product development, and
     o costs to comply with changing laws and regulations and standards, including the Sarbanes-Oxley Act of 2002, new SEC regulations and American Stock Exchange rules.

IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS, INCLUDING MORE-VALUE ADDED PRODUCTS, OUR FUTURE OPERATING RESULTS MAY DECREASE.

Our future operating results are dependent on the timely development, customer acceptance, production, introduction and marketing of new products, including more-value added products. The time lag between our customer's acceptance of our product (a design win) and the receipt of production orders affects the timing of our sales growth and operating results. We have continuing sales of older/mature products that tend to decline in average selling prices over the product life cycle. By developing these new products, we can replace and/or offset the impact of the lower average selling prices of the older/mature products.

THE FUTURE DEMAND FOR OUR PRODUCTS DEPENDS IN A LARGE PART TO GROWTH OF THE MARKETS THAT INCORPORATE OUR FREQUENCY CONTROL PRODUCTS. THESE MARKETS ARE CYCLICAL AND HAVE EXPERIENCED A MODEST INCREASE IN PRODUCT DEMAND IN RECENT YEARS.

The future demand for our products depends in a large part to growth of the markets that incorporate our frequency control products. These markets include telecommunications equipment, computers and computer peripheral and scientific instrumentation. A decline in the demand for products in these markets could negatively affect our operating results and financial condition.

A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM SALES TO A FEW CUSTOMERS. THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS COULD HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS AND FINANCIAL CONDITION.

In 2007, sales to our top five customers accounted for approximately 30% of our sales. The loss of one or more of our significant customers or a reduction in sales to any one of them could have an adverse impact on our operating results and financial condition. All our sales are made on a purchase order basis and we do not have long-term purchase contracts with our customers. As a result, our customers may cancel or change delivery dates within a specific period of time without penalty.

A SIGNIFICANT PORTION OF OUR REVENUES ARE TO CONTRACT MANUFACTURERS (CMS). IF WE FAIL TO SUCCESSFULLY OBTAIN ORDERS FROM THE CMS, OUR OPERATING RESULTS AND FINANCIAL CONDITION COULD BE NEGATIVELY AFFECTED.

Approximately 38% of the Company's sales in 2007 were to Contract Manufacturers
(CMs). There is a continuing trend among original equipment manufacturers (OEMs) to outsource the manufacture of their product to CMs. We first work with and receive design wins from OEMs. We then have to negotiate pricing, quantities and delivery with the CMs. If we fail to successfully obtain orders from the CMs, our operating results and financial condition could be negatively affected.

THERE IS A LIMITED MARKET AND LIMITED TRADING ACTIVITY FOR OUR COMMON SHARES. THE PURCHASE OR SALE OF A RELATIVELY SMALL NUMBER OF SHARES COULD RESULT IN SIGNIFICANT SHARE PRICE FLUCTUATIONS.

There is a limited public market and limited trading activity for our common shares. Directors and executive officers currently beneficially own 50% of the outstanding shares on a fully diluted basis. Institutional and other 5% holders own approximately 18% of the outstanding shares. During 2007, the average trading volume of our common stock was 5,900 shares per day. As a result of the low trading volume and the limited outstanding float, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

WE MAY MAKE AN ACQUISITION THAT IS NOT SUCCESSFUL.

As part of our business strategy, we continue to evaluate acquisition opportunities that could complement, enhance or expand our current business or provide additional product offerings or technologies. We may have difficulty finding these opportunities or, if we do find an opportunity, we may not be able to complete the transaction for reasons including a failure to secure financing, if necessary. Any transaction we are able to complete may involve a number of risks including, but not limited to:

     o the diversion of our management's attention from our existing business to integrate the operations and personnel of the acquired business,
     o the possible adverse effects on the Company's operating results during the integration period,
     o the loss of key employees, customers and vendors as a result of the change in management, and

     o our possible inability to achieve the intended objectives of the transaction.

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

WE FACE GLOBAL BUSINESS, POLITICAL AND ECONOMIC RISKS WHICH MAY ADVERSELY AFFECT US.

We sell our products to customers and purchase inventory from vendors located outside of the United States. As a result, we face global business, political and economic risks which may adversely affect us. These risks include, but are not limited to:

     o political and economic instability in countries where our products are sold or manufactured,
     o    expropriation or the imposition of government controls,
     o    export license requirements,
     o    trade restrictions,
     o    high levels of inflation or deflation,
     o greater difficulty in collecting our accounts receivable and longer payment terms,
     o    less favorable intellectual property laws, and
     o    increases in duties.

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

CERTAIN DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN A SUBSTANTIAL PORTION OF OUR COMMON STOCK AND MAY BE IN A POSITION TO DETERMINE THE OUTCOME OF OUR CORPORATE ELECTIONS

Members of the Board of Directors and Executive Officers, beneficially own 50% of the currently outstanding shares of Common Stock on a fully diluted basis. By virtue of such ownership, such members of the Board and Management including Ted Valpey, Jr. may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to our stockholders. Such concentration of ownership could have the effect of making it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of us.


Item 1B.  Unresolved Staff Comments
-----------------------------------

Not applicable.

Item 2.   Properties
--------------------

We own our 32,000 square foot facility located in Hopkinton, Massachusetts that contains office and manufacturing space and serves as our corporate headquarters.

We believe our facility is suitable for our current use and is adequate to satisfy our current production capacity needs.


Item 3.   Legal Proceedings
---------------------------

Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

No matters were submitted to a vote of the Registrant's security holders during the last quarter of the fiscal year covered by this report.

                                     PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters
--------------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

Our common stock is listed and traded on the American Stock Exchange under the symbol VPF. The range of high and low prices each quarter for the past two years is shown below:

For the years ended December 31,                 2007                 2006
--------------------------------------------------------------------------------
                                            High      Low        High      Low
--------------------------------------------------------------------------------
         4th quarter                       $5.90     $4.55      $3.60     $3.29
--------------------------------------------------------------------------------
         3rd quarter                        6.15      4.75       3.84      3.41
--------------------------------------------------------------------------------
         2nd quarter                        7.25      4.31       4.00      3.30
--------------------------------------------------------------------------------
         1st quarter                        4.30      3.21       3.59      3.00
--------------------------------------------------------------------------------

No dividend was paid in 2007 or 2006.

The number of stockholders of record on March 20, 2008 was 692. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.


Equity Compensation Plan Information

The following table presents information as of December 31, 2007 regarding the number of shares of our common stock that may be issued under our equity compensation plans.

                                                                                Number of securities
                                                                                remaining available
                                                                                for future issuance
                                Number of securities     Weighted-average       under equity
                                to be issued upon        exercise price of      compensation plans
                                exercise of              outstanding options,   (excluding securities
                                outstanding options,     warrants and rights    reflected in the first
      Plan Category             warrants and rights                             column)
------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders (1)                  460,250                   $3.43                   172,666
Equity compensation
plans not approved by
security holders (2)                    -0-                      -0-                      -0-

(1) Includes the 2003, 2001, 1999 and 1992 Stock Option Plans.
(2) Does not include 100,000 shares of Restricted Stock awarded pursuant to the Restricted Stock Agreement dated December 19, 2002 between Mr. Ferrantino and us.

Material Feature of Restricted Stock Agreement between Us and Mr. Ferrantino Not Approved by Shareholders

As an inducement to becoming our employee, pursuant to a Restricted Stock Agreement dated December 19, 2002 between us and Michael J. Ferrantino, our director and President and Chief Executive Officer, on December 24, 2002, we issued Mr. Ferrantino 100,000 shares of Common Stock for a purchase price of $.05 per share or an aggregate purchase price of $5,000. Pursuant to the Agreement, the Stock could not be sold or transferred, encumbered or otherwise disposed of for a period of five years. Said restrictions terminated as to 20% of the Restricted Stock upon each of October 23, 2003, 2004, 2005, 2006 and 2007. Pursuant to the Agreement, the Restriction was to terminate as to an additional 20% of the Restricted Stock upon the death of the employee after October 23, 2003 or entirely upon a change in control of ownership of 70% or more of our outstanding Common Stock by anyone other than Ted Valpey, Jr. or certain mergers or reorganization of us. The Restricted Stock Agreement was not submitted to shareholders for approval.

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

Stock Repurchases

At December 31, 2007, under prior authorizations from the Board of Directors, we are authorized to purchase up to 227,500 shares of common stock through the open market or negotiated transactions.

We made no repurchases of its common stock in the fourth quarter of 2007.

                                PERFORMANCE GRAPH


The graph below compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of the American Stock Exchange Index, and a peer index ("Peer Group") made up of 33 companies in the electronic components manufacturing business, for the five years beginning December 31, 2002 and ending December 31, 2007 (assuming the investment of $100 on December 31, 2002, and the reinvestment of all dividends).



                               [GRAPHIC OMITTED]



                                                  Base                            Years Ending
                                                 Period
Company Name / Index                            12/31/02     12/31/03     12/31/04     12/31/05     12/31/06     12/31/07
--------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Valpey-Fisher Corporation                      $  100.00    $  112.77    $  135.04    $  113.87    $  128.47     $  167.88
American Stock Exchange Index                  $  100.00    $  142.36    $  173.99    $  213.38    $  249.45     $  292.29
Peer Group                                     $  100.00    $  216.72    $  229.82    $  292.65    $  272.77     $  349.76

The Peer Group Index consists of the following companies: Advanced Energy Industries, Inc., Cherokee International Corporation, Conolog Corporation, Corning, Incorporated, Digital Power Corporation, eMagin Corporation, Espey Mfg. & Electronics Corp., Giga-Tronics Incorporated, Hoku Scientific, Inc., Hutchinson Technology Incorporated, The JPM Company, LG. Philips LCD Co., Ltd
(ADR), The LGL Group, Inc., Lumenon Innovative Lightwave Technology, Inc., Micronetics, Inc., Microvision, Inc., Microwave Filter Company, Inc., MSGI Security Solutions, Inc., Nortech Systems Incorporated, Photonic Products Group, Inc., Planar Systems, Inc., Power-One, Inc., Simclar, Inc., Sparton Corporation, Spectrum Control, Inc., Stoneridge, Inc., Synaptics Incorporated, TDK Corporation (ADS), Technitrol, Inc., uVuMobile, Inc., Veritec, Inc., and Vicor Corporation.

Item 6.   Selected Financial Data
---------------------------------

-------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                  2007 (1)   2006 (1)   2005       2004       2003
=============================================================================================================
                                                     (in thousands, except per share data)
-------------------------------------------------------------------------------------------------------------
Continuing operations:
-------------------------------------------------------------------------------------------------------------
    Net sales                                           $ 13,419   $ 11,782   $ 11,427   $ 11,545   $  8,496
-------------------------------------------------------------------------------------------------------------
    Gross profit                                           5,441      4,469      3,814      3,260        989
-------------------------------------------------------------------------------------------------------------
    Earnings (loss) before income taxes                    1,712        778        499        (55)    (2,423)
-------------------------------------------------------------------------------------------------------------
    Income tax (expense) benefit                            (521)        71       (195)         -      1,023
-------------------------------------------------------------------------------------------------------------
    Earnings (loss)                                        1,191        849        304        (55)    (1,400)
-------------------------------------------------------------------------------------------------------------
Discontinued operations- net of income tax benefit             -       (180)       (60)      (110)         -
=============================================================================================================
Net earnings (loss)                                     $  1,191   $    669   $    244   $   (165)  $ (1,400)
=============================================================================================================

Basic earnings (loss) per share:
-------------------------------------------------------------------------------------------------------------
    Continuing operations                               $    .28   $    .20   $    .07   $   (.01)  $   (.33)
-------------------------------------------------------------------------------------------------------------
    Discontinued operations                                    -       (.04)      (.01)      (.03)         -
=============================================================================================================
                                                        $    .28   $    .16   $    .06   $   (.04)  $   (.33)
=============================================================================================================

Diluted earnings (loss) per share:
-------------------------------------------------------------------------------------------------------------
    Continuing operations                               $    .27   $    .20   $    .07   $   (.01)  $   (.33)
-------------------------------------------------------------------------------------------------------------
    Discontinued operations                                    -       (.04)      (.01)      (.03)         -
=============================================================================================================
                                                        $    .27   $    .16   $    .06   $   (.04)  $   (.33)
=============================================================================================================

=============================================================================================================
Cash dividends per share                                $      -   $      -   $      -   $      -   $      -
=============================================================================================================
Total assets, end of year                               $ 15,950   $  14,529  $ 13,617   $ 12,864   $ 12,744
=============================================================================================================
Long-term debt, end of year                             $      -   $       -  $      -   $      -   $      -
=============================================================================================================


(1) As discussed in Note 2 in the Notes to Consolidated Financial Statements, effective January 1, 2006, we changed our method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123R "Share-Based Payment".

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

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

     Accounts receivable - We perform on-going credit evaluations of our customers and assess the collectibility of our accounts receivable based on a number of factors including the customer's financial condition and collection history, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

     Inventory - We estimate the carrying value of our inventory based upon historic usage and management's assumptions relating to projected customer purchases, product design changes and product obsolescence. The changing technology markets that we supply also affect these estimates. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Income Taxes - We have recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes. We must estimate our income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future. Based on our assessment of the realization of these assets, we have recorded a valuation allowance of $190,000 at December 31, 2007. In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable. In the event that actual results differ from these estimates in future periods, we may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.

Financial Condition and Liquidity

Cash and cash equivalents amounted to $10,001,000 at December 31, 2007, an increase of $817,000 over the December 31, 2006 level. During 2007, our continuing operations provided cash of $1,269,000, investing activities used cash of $341,000, financing activities provided cash of $70,000, and discontinued operations used cash of $181,000.

Cash provided from continuing operations amounted to $1,269,400 in 2007 compared to $1,478,000 in 2006. Operating cash flows during 2007 resulted from net earnings of $1,191,000, increased by net adjustments of $572,000 for the non-cash effects of depreciation, deferred income taxes, stock compensation expense and stock option income tax benefits and decreased by $493,000 due to an increase in components of working capital.

The increase of $324,000 in accounts receivable over the 2006 amount was mainly due to an increase in the days sales outstanding and, to a lesser extent, to an increase in the current year's fourth quarter sales over the 2006 comparable period. The days sales outstanding amounted to 54 days at December 31, 2007 compared to 48 days at December 31, 2006. The inventory increase of $286,000 is mainly due to a combination of the lead times for certain raw material items and the necessary inventory to support the current level of shipments and backlog and to meet customer delivery requirements.

Capital expenditures amounted to $323,000 in 2007. Our budget for 2008 capital expenditures is approximately $600,000.

We believe that based on our current working capital and the expected cash flows from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business in 2008.

Results of Operations - 2007 versus 2006

Our 2007 net sales increased $1,637,000 or 14% over 2006. This sales increase is mainly attributable to a $1,486,000 or 54% sales increase in our high precision product line as unit sales increased 91% over the 2006 level. We continue to pursue sales of these more value-added, higher performance and higher average selling price products. Sales in our transducer product line increased approximately 13% over the 2006 amount and sales in our standard and high reliability oscillator product lines remained flat with 2006. The sales increase is mainly attributable to a combination of the higher backlog at the beginning of 2007 versus 2006 and the increased bookings in 2007. Our backlog amounted to $2,028,000 at January 1, 2007 compared to $1,602,000 at January 1, 2006. Total bookings for 2007 amounted to $13,435,000 versus $12,316,000 in 2006. At December 31, 2007, our backlog amounts to $2,134,000, a 5% increase over the December 31, 2006 amount.

We reported a $5,441,000 gross profit (41% of net sales) in 2007 versus a $4,469,000 gross profit (38% of net sales) in 2006. The increase in margin percentage was mainly due to the overall higher percentage of sales from our high precision product line and the favorable effect of spreading the fixed overhead costs over the increased sales volume. Raw material costs as a percentage of overall sales in 2007 increased about 10% over 2006 period due to changes in product mix.

Selling and advertising expenses amounted to $1,756,000 (13.1% of sales) in 2007 compared to $1,718,000 (14.6% of sales) in 2006. The selling and advertising expenses increase of $38,000 or 2% over 2006 was mainly due to higher personnel costs ($54,000) and commission expense to outside sales representatives ($52,000). These increases in 2007 were partially offset by decreases in bad debt expense ($38,000), travel and entertainment expenses ($15,000) and depreciation expense ($13,000).

General and administrative expenses amounted to $1,890,000 (14.1% of sales) compared to $1,777,000 (15.1% of sales) in 2006. The $113,000 expense increase over 2006 is mainly due to an increase of $128,000 in professional fees resulting primarily from our decision to consider possible strategic alternatives to increase shareholder value. This increase was partially offset by a reduction of $17,000 in stock-based compensation expense.

Research and development expenses amounted to $495,000 (3.7% of sales) compared to $482,000 (4.1% of sales) in 2006. The $12,000 increase results primarily from higher personnel costs.

The 2007 increase in interest income over 2006 is due to a combination of higher average cash balances and higher interest rates during the current year.

The combined federal and state income tax rate for 2007 is 30% compared to 9% in 2006. The 2007 rate is higher than the 2006 rate as the 2006 rate received more benefit from the reduction in the valuation allowance for deferred income taxes, the reversal of accrued income taxes and the net effect of state NOL carryforwards. We reduced the valuation allowance by $281,000 in 2007 and $257,500 in 2006 based on our assessment of the realization of certain deferred tax assets. As we have state income tax NOL carryforwards available, there is no current state income tax provision for 2007 and 2006.

We reported an operating profit of $1,300,000 during 2007 compared to an operating profit of $491,000 in 2006. The current year increase in operating profit over last year results from the increased sales and the corresponding increase in gross profit offset in part by a $164,000 increase in operating expenses. Interest income amounted to $412,000 in 2007 compared to $293,000 in 2006. We reported a pre-tax profit of $1,712,000 from continuing operations in 2007 compared to a pre-tax profit of $778,000 in 2006. For 2007, we reported net earnings of $1,191,000 from continuing operations versus net earnings of $849,000 in 2006. In 2006, we reported an after-tax loss of $180,000 from discontinued operations. In total, we reported net earnings of $1,191,000 in 2007 versus net earnings of $669,000 in 2006.

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

Selling and advertising expenses increased $291,000 or 20% over 2005. This overall expense increase was mainly due to higher personnel expenses of $252,000, a $34,000 increase in sales commission expense to outside manufacturers' representatives, a $33,000 increase in travel and entertainment expense, and the recognition of $28,000 of stock-based compensation expense partially offset by expense reductions of $36,000 in advertising, and $17,000 in telephone expense.

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

Contractual Obligations

During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on our projected requirements. At December 31, 2007, we had outstanding purchase commitments approximating $849,000, all of which are expected to be fulfilled in 2008. At December 31, 2007, we did not have any contractual obligations for capital leases, operating leases or long-term debt.

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

Recent accounting pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007 and December 31, 2007, the Company had no reserves for unrecognized tax benefits on the balance sheet.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations", (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 110, extending under certain circumstances the provisions of SAB 107 relating to the use of the "simplified method" in developing estimates of the expected term of "plain vanilla" share options in accordance with SFAS No. 123R, Share-Based Payment. Through December 31, 2007, we used the "simplified method" to determine the expected life of option grants. SAB 110 is effective for stock option grants after December 31, 2007. We are evaluating what, if any, impact SAB 110 will have on our results of operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at December 31, 2007, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decline in interest rates would result in an approximate $100,010 increase or decrease in interest income.

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

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

Valpey-Fisher Corporation
Consolidated Balance Sheets

December 31,                                                                                 2007             2006
=======================================================================================================================
Assets
Current assets:
-----------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                             $10,001,022      $ 9,184,060
-----------------------------------------------------------------------------------------------------------------------
   Accounts receivable, less allowance for doubtful accounts of
    $105,000 in 2007 and $115,000 in 2006                                                  1,937,951        1,613,713
-----------------------------------------------------------------------------------------------------------------------
   Inventories, net                                                                        1,095,498          809,854
-----------------------------------------------------------------------------------------------------------------------
   Deferred income taxes                                                                     959,422          797,923
-----------------------------------------------------------------------------------------------------------------------
   Other current assets                                                                       61,570           69,147
=======================================================================================================================
     Total current assets                                                                 14,055,463       12,474,697
=======================================================================================================================
Property, plant and equipment, at cost:
-----------------------------------------------------------------------------------------------------------------------
   Land and improvements                                                                     226,505          226,505
-----------------------------------------------------------------------------------------------------------------------
   Buildings and improvements                                                              2,042,975        2,042,975
-----------------------------------------------------------------------------------------------------------------------
   Machinery and equipment                                                                 8,772,658        8,449,500
=======================================================================================================================
                                                                                          11,042,138       10,718,980
-----------------------------------------------------------------------------------------------------------------------
   Less accumulated depreciation                                                           9,326,536        8,825,859
=======================================================================================================================
                                                                                           1,715,602        1,893,121
=======================================================================================================================
Other assets                                                                                 178,459          160,902
=======================================================================================================================
                                                                                         $15,949,524      $14,528,720
=======================================================================================================================


Liabilities and Stockholders' Equity
Current liabilities:
-----------------------------------------------------------------------------------------------------------------------
   Accounts payable                                                                      $   619,746      $   648,570
-----------------------------------------------------------------------------------------------------------------------
   Accrued liabilities                                                                     1,757,467        1,673,938
=======================================================================================================================
     Total current liabilities                                                             2,377,213        2,322,508
=======================================================================================================================
Deferred income taxes                                                                        249,222          343,367
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                      -                -
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
-----------------------------------------------------------------------------------------------------------------------
   Preferred stock, $1.00 par value-Authorized 1,000,000 shares; issued, none                      -                -
-----------------------------------------------------------------------------------------------------------------------
   Common stock, $.05 par value-Authorized 10,000,000 shares;
    issued and outstanding: 4,282,503 and 4,256,503 shares, respectively                     214,125          212,825
-----------------------------------------------------------------------------------------------------------------------
   Capital surplus                                                                         5,502,538        5,276,189
-----------------------------------------------------------------------------------------------------------------------
   Retained earnings                                                                       7,606,426        6,415,331
-----------------------------------------------------------------------------------------------------------------------
   Less unearned compensation                                                                      -          (41,500)
=======================================================================================================================
     Total stockholders' equity                                                           13,323,089       11,862,845
=======================================================================================================================
                                                                                         $15,949,524      $14,528,720
=======================================================================================================================

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Operations

For the Years Ended December 31,                                               2007             2006             2005
==========================================================================================================================
Net sales                                                                  $13,419,213      $11,781,851      $11,426,673
--------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                                7,978,044        7,313,214        7,612,645
==========================================================================================================================
   Gross profit                                                              5,441,169        4,468,637        3,814,028
==========================================================================================================================
Selling and advertising expenses                                             1,756,465        1,718,223        1,427,612
--------------------------------------------------------------------------------------------------------------------------
General and administrative expenses                                          1,889,826        1,776,863        1,684,203
--------------------------------------------------------------------------------------------------------------------------
Research and development expenses                                              494,641          482,283          351,687
==========================================================================================================================
                                                                             4,140,932        3,977,369        3,463,502
==========================================================================================================================
   Operating profit                                                          1,300,237          491,268          350,526
--------------------------------------------------------------------------------------------------------------------------
Other income (expense):
--------------------------------------------------------------------------------------------------------------------------
   Interest income                                                             411,858          293,399          148,322
--------------------------------------------------------------------------------------------------------------------------
   Gain (loss) on sales of assets                                                    -           (6,916)               -
==========================================================================================================================
                                                                               411,858          286,483          148,322
==========================================================================================================================
Earnings from continuing operations before income taxes                      1,712,095          777,751          498,848
--------------------------------------------------------------------------------------------------------------------------
Income tax (expense) benefit                                                  (521,000)          71,400         (194,600)
==========================================================================================================================
Earnings from continuing operations                                          1,191,095          849,151          304,248
--------------------------------------------------------------------------------------------------------------------------
(Loss) from discontinued operations, net of income tax benefit                       -         (180,338)         (59,700)
==========================================================================================================================
Net earnings                                                               $ 1,191,095      $   668,813      $   244,548
==========================================================================================================================

Basic earnings (loss) per share:
--------------------------------------------------------------------------------------------------------------------------
   Continuing operations                                                   $       .28      $       .20      $       .07
--------------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                                           -             (.04)            (.01)
==========================================================================================================================
                                                                           $       .28      $       .16      $       .06
==========================================================================================================================

Diluted earnings (loss) per share:
--------------------------------------------------------------------------------------------------------------------------
   Continuing operations                                                   $       .27      $       .20      $       .07
--------------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                                           -             (.04)            (.01)
==========================================================================================================================
                                                                           $       .27      $       .16      $       .06
==========================================================================================================================

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Cash Flows

For the Years Ended December 31,                                               2007             2006             2005
==========================================================================================================================
Cash Flows from Operating Activities:
--------------------------------------------------------------------------------------------------------------------------
   Earnings from continuing operations                                     $ 1,191,095      $   849,151      $   304,248
--------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile earnings from continuing
    operations to net cash provided by operating activities:
--------------------------------------------------------------------------------------------------------------------------
     Depreciation                                                              500,677          644,495          751,966
--------------------------------------------------------------------------------------------------------------------------
     Changes in deferred income taxes                                         (128,046)        (365,738)         (72,382)
--------------------------------------------------------------------------------------------------------------------------
     Stock based compensation                                                  148,579          164,625                -
--------------------------------------------------------------------------------------------------------------------------
     Non-cash restricted stock compensation, net of taxes                       24,800           33,753           35,000
--------------------------------------------------------------------------------------------------------------------------
     Stock option income tax benefit                                            25,800                -           10,000
--------------------------------------------------------------------------------------------------------------------------
     (Gain) loss on sales of assets                                                  -            6,916                -
--------------------------------------------------------------------------------------------------------------------------
   Changes in assets and liabilities:
--------------------------------------------------------------------------------------------------------------------------
     Accounts receivable, net                                                 (324,238)        (118,803)        (357,473)
--------------------------------------------------------------------------------------------------------------------------
     Inventories, net                                                         (285,644)         218,249          472,592
--------------------------------------------------------------------------------------------------------------------------
     Other current assets                                                        7,577          (18,668)             331
--------------------------------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                                  108,848           64,126          430,197
==========================================================================================================================
   Net cash provided by operating activities of continuing operations        1,269,448        1,478,106        1,574,479
--------------------------------------------------------------------------------------------------------------------------
   (Loss) from discontinued operations                                               -         (180,338)         (59,700)
--------------------------------------------------------------------------------------------------------------------------
   Change in deferred income taxes                                              27,400           70,384          (30,000)
--------------------------------------------------------------------------------------------------------------------------
   Change in accrued expenses                                                 (209,141)          53,860           67,415
==========================================================================================================================
   Net cash (used) by operating activities of discontinued operations         (181,741)         (22,285)         (22,285)
==========================================================================================================================

   Net cash provided by operating activities                                 1,087,707        1,422,012        1,552,194
==========================================================================================================================

Cash Flows from Investing Activities:
--------------------------------------------------------------------------------------------------------------------------
   Capital expenditures                                                       (323,158)        (299,302)        (120,843)
--------------------------------------------------------------------------------------------------------------------------
   Proceeds from sales of assets                                                     -          122,500                -
--------------------------------------------------------------------------------------------------------------------------
   Other                                                                       (17,557)          (8,065)         (10,207)
==========================================================================================================================
   Net cash (used) by investing activities                                    (340,715)        (184,867)        (131,050)
==========================================================================================================================
Cash Flows from Financing Activities:
--------------------------------------------------------------------------------------------------------------------------
   Stock options exercised                                                      69,970           26,680           61,750
--------------------------------------------------------------------------------------------------------------------------
   Purchases of common stock                                                         -                -          (17,932)
==========================================================================================================================
   Net cash provided by financing activities                                    69,970           26,680           43,818
==========================================================================================================================
Net Increase in Cash and Cash Equivalents                                      816,962        1,263,825        1,464,962
--------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at beginning of year                               9,184,060        7,920,235        6,455,273
==========================================================================================================================
Cash and Cash Equivalents at end of year                                   $10,001,022      $ 9,184,060      $ 7,920,235
==========================================================================================================================

Supplemental Disclosures of Cash Flow Information
   Cash paid during the year by continuing operations for income taxes     $   667,500      $   525,000      $    83,000

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Stockholders' Equity


                                                      Common          Stock        Capital      Retained       Unearned
                                                -------------- --------------
                                                      Shares         Amount        Surplus      Earnings     Compensation
==========================================================================================================================
Balance, January 1, 2005                           4,222,519    $   211,126      $ 5,076,082   $ 5,501,970   $  (158,500)
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                               -              -                -       244,548             -
--------------------------------------------------------------------------------------------------------------------------
Amortization of restricted stock grant                     -              -                -             -        58,500
--------------------------------------------------------------------------------------------------------------------------
Tax effect of restricted stock grant                       -              -          (23,500)            -             -
--------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                             29,984          1,499           60,251             -             -
--------------------------------------------------------------------------------------------------------------------------
Purchases and retirement of common stock              (6,000)          (300)         (17,632)            -             -
--------------------------------------------------------------------------------------------------------------------------
Stock option income tax benefit                            -              -           10,000             -             -
==========================================================================================================================
Balance, December 31, 2005                         4,246,503        212,325        5,105,201     5,746,518      (100,000)
==========================================================================================================================
Net earnings                                               -              -                -       668,813             -
--------------------------------------------------------------------------------------------------------------------------
Amortization of restricted stock grant                     -              -                -             -        58,500
--------------------------------------------------------------------------------------------------------------------------
Tax effect of restricted stock grant                       -              -          (24,747)            -             -
--------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                             10,000            500           26,180             -             -
--------------------------------------------------------------------------------------------------------------------------
Stock based compensation                                   -              -          169,555             -             -
==========================================================================================================================
Balance, December 31, 2006                         4,256,503        212,825        5,276,189     6,415,331       (41,500)
==========================================================================================================================
Net earnings                                               -              -                -     1,191,095             -
--------------------------------------------------------------------------------------------------------------------------
Amortization of restricted stock grant                     -              -                -             -        41,500
--------------------------------------------------------------------------------------------------------------------------
Tax effect of restricted stock grant                       -              -          (16,700)            -             -
--------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                             26,000          1,300           68,670             -             -
--------------------------------------------------------------------------------------------------------------------------
Stock option income tax benefit                            -              -           25,800             -             -
--------------------------------------------------------------------------------------------------------------------------
Stock based compensation                                   -              -          148,579             -             -
==========================================================================================================================
Balance, December 31, 2007                         4,282,503    $   214,125      $ 5,502,538   $ 7,606,426   $         -
==========================================================================================================================

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

     Accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for doubtful accounts is maintained for potential credit losses based upon the Company's expected collectibility of all accounts receivable. The Company determines the allowance based on numerous factors including the customer's financial condition and collection history, and current economic trends. Account balances are charged-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

     Concentration of credit risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents primarily in money market accounts and reduces its exposure to credit risk by maintaining such accounts with high quality financial institutions. At December 31, 2007, approximately $1,333,000 of the Company's cash and cash equivalents balance were in excess of the applicable insurance limits. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. At December 31, 2007, two customers represented about 18% and 11%, respectively, of the Company's accounts receivable. At December 31, 2006, three customers each represented about 10% of the Company's accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, but generally does not require advance payments or collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of such receivables.

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

     Advertising - Advertising costs are expensed as incurred. Advertising expenses were $79,500 in 2007, $81,600 in 2006, and $117,300 in 2005.

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

     Earnings per share - Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the net incremental shares that would be issued using the treasury stock method assuming dilutive outstanding stock options were exercised and dilutive unvested restricted stock were vested. The assumed proceeds under the treasury stock method include:
     o    the amount paid to the Company upon exercise of the option;
     o compensation expense for future services that the Company has not yet recognized; and
     o the amount of excess tax benefits, if any, that would be credited to additional paid-in capital upon exercise of the options.

     The computation of diluted earnings per share excludes stock options and restricted stock with an exercise price in excess of the average market price as they are antidilutive. In calculating diluted earnings per share, the dilutive effect of stock options and restricted stock are computed using the average market price for the respective period.

     Stock compensation plans - Effective January 1, 2006, the Company began recording compensation expense associated with stock-based payments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". Prior to January 1, 2006, the Company applied the intrinsic value method, Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based payments. Accordingly, the Company did not recognize compensation expense for stock-based payments granted with exercise prices equal to or greater than the market value on the date of grant. The Company has adopted the modified prospective method as permitted under SFAS No. 123R. Under this transition provision, compensation expense associated with stock-based payments recognized beginning January 1, 2006 includes: (a) expense related to the remaining unvested portion of all stock-based payment awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) expense related to all stock- based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated.

As a result of the adoption of SFAS No. 123R, the Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

     For the Year Ended December 31,                         2007        2006
================================================================================
     Cost of sales                                       $      27   $      31
--------------------------------------------------------------------------------
     Selling and advertising                                    29          29
--------------------------------------------------------------------------------
     General and administrative                                 82          99
--------------------------------------------------------------------------------
     Research and development                                   11          11
================================================================================
     Pre-tax stock-based compensation expense                  149         170
--------------------------------------------------------------------------------
     Income tax (benefit)                                       (5)         (5)
================================================================================
     Net stock-based compensation expense                $     144   $     165
================================================================================

Valpey-Fisher Corporation
Notes Continued


The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

For the Year Ended December 31,                                          2005
================================================================================
Net earnings, as reported                                            $ 244,548
--------------------------------------------------------------------------------
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of
        related tax effects                                           (173,271)
================================================================================
Pro forma net earnings                                               $  71,277
================================================================================

Basic and diluted earnings per share, as reported                    $     .06
================================================================================
Basic and diluted earnings per share, pro forma                      $     .02
================================================================================

See Note 9 for further information regarding the Company's stock-based compensation assumptions.


     Comprehensive income (loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31, 2007, 2006, and 2005, the Company had no items of other comprehensive income (loss).

     Recent accounting pronouncements - Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007 and December 31, 2007, the Company had no reserves for unrecognized tax benefits on the balance sheet.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations", (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 110, extending under certain circumstances the provisions of SAB 107 relating to the use of the "simplified method" in developing estimates of the expected term of "plain vanilla" share options in accordance with SFAS No. 123R, Share-Based Payment. Through December 31, 2007, we used the "simplified method" to determine the expected life of option grants. SAB 110 is effective for stock option grants after December 31, 2007. We are evaluating what, if any, impact SAB 110 will have on our results of operations or financial position.

Valpey-Fisher Corporation
Notes Continued


(3)  Discontinued Operations:

In 1998, the Company sold all the assets a subsidiary located in New Jersey. As a result of this sale, the Company was required to perform environmental cleanup at this site. During 2006 and 2005, the Company recorded pre-tax expenses of $285,500 and $100,000, respectively, to increase the environmental expense accrual to reflect the then revised estimate to complete the remediation. These expense amounts, net of income tax benefit, are presented in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations, net of income tax benefit". As of December 31, 2007, a total of $1,560,000 has been expensed for the cleanup and $381,900 (see Note 7) is accrued for expenses relating to the cleanup.

(4) Inventories, net: Inventories, net of reserves, consist of the following:
                                                             2007         2006
================================================================================
Raw materials                                           $  757,625   $  480,830
--------------------------------------------------------------------------------
Work in process                                            101,012      106,011
--------------------------------------------------------------------------------
Finished goods                                             236,861      223,013
================================================================================
                                                        $1,095,498   $  809,854
================================================================================

Valpey-Fisher Corporation
Notes Continued

(5) Income Taxes: The provision (benefit) for income taxes for continuing operations consisted of the following:

                                              2007         2006         2005
================================================================================
Current:
--------------------------------------------------------------------------------
   Federal                                $ 612,600    $ 399,700    $ 278,100
--------------------------------------------------------------------------------
   State                                          -      (80,800)        (800)
================================================================================
                                            612,600      318,900      277,300
================================================================================
Deferred:
--------------------------------------------------------------------------------
   Federal                                   16,700     (101,100)     (93,000)
--------------------------------------------------------------------------------
   State                                    172,900      (31,700)      55,800
================================================================================
                                            189,600     (132,800)     (37,200)
================================================================================
Valuation allowance                        (281,000)    (257,500)     (45,500)
================================================================================
   Total                                  $ 521,000    $ (71,400)   $ 194,600
================================================================================

The Company recorded an income tax benefit relating to the discontinued operations of $105,000 in 2006 and $40,300 in 2005.

The total income tax provision (benefit) for continuing operations differs from that computed by applying the federal income tax rate to income before income taxes. The reasons for the difference are as follows:
                                              2007         2006         2005
================================================================================
Income taxes at statutory rates           $ 582,100    $ 264,400    $  169,600
--------------------------------------------------------------------------------
State income taxes, net of federal tax
 effect                                      31,200      (62,900)       36,300
--------------------------------------------------------------------------------
Federal tax effect of state tax operating
 losses utilized                            115,700       41,800        31,200
--------------------------------------------------------------------------------
Stock based compensation                     46,400       53,500             -
--------------------------------------------------------------------------------
Change in valuation allowance              (281,000)    (257,500)      (45,500)
--------------------------------------------------------------------------------
Reversal of accruals                              -      (80,800)            -
--------------------------------------------------------------------------------
Other, net                                   26,600      (29,900)        3,000
================================================================================
                                          $ 521,000    $ (71,400)   $  194,600
================================================================================

     The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:
                                                            2007          2006
================================================================================
Deferred tax assets:
--------------------------------------------------------------------------------
   Inventory valuation                                 $  538,600    $  585,000
--------------------------------------------------------------------------------
   State tax loss carryforward                            356,200       575,500
--------------------------------------------------------------------------------
   Accruals and allowances                                244,700       103,500
--------------------------------------------------------------------------------
   Stock compensation                                       9,900         4,900
--------------------------------------------------------------------------------
   Valuation allowance                                   (190,000)     (471,000)
================================================================================
   Net deferred tax assets                                959,400       797,900
================================================================================

--------------------------------------------------------------------------------
Deferred tax liabilities:
--------------------------------------------------------------------------------
   Depreciation                                           186,200       216,600
--------------------------------------------------------------------------------
   DISC commissions                                        63,000       126,800
================================================================================
   Total deferred tax liabilities                         249,200       343,400
================================================================================
Net deferred tax assets                                $  710,200    $  454,500
================================================================================

At December 31, 2007, the Company has state tax loss benefit carryforwards of $356,200 that expire in 2008. During 2007 and 2006, the Company reduced the valuation allowance based on the Company's ability to utilize state tax loss carryforwards previously reserved for. Due to the uncertainty of the realization of this state tax benefit and management's estimate that operating income and the reversal of future taxable temporary differences will more likely than not be sufficient to recognize all of the other deferred tax assets, the Company has established a valuation allowance of $190,000 at December 31, 2007.

(6) Profit Sharing and Savings Plan: The Company has a trusteed profit sharing 401(k) plan that covers all qualified employees. Under the profit sharing section of the plan, the Company may make contributions to the plan at the discretion of the Board of Directors. Profit sharing expense amounted to $60,000 in 2007, $25,700 in 2006 and $0 in 2005. Under the 401(k) section of the plan, the Company matched 50% of employee contributions up to 6% of compensation. Total Company contributions charged to operations were approximately $55,000 in 2007, $81,000 in 2006 and $76,000 in 2005.

Valpey-Fisher Corporation
Notes Continued


(7)  Accrued Liabilities: Accrued liabilities consist
of the following items:                                     2007          2006
================================================================================
Employee compensation                                  $  833,800    $  693,400
--------------------------------------------------------------------------------
Income taxes                                                    -        19,000
--------------------------------------------------------------------------------
Professional fees                                         165,000       145,000
--------------------------------------------------------------------------------
Environmental costs (see Note 3)                          381,900       450,000
--------------------------------------------------------------------------------
Commissions                                               115,000       118,400
--------------------------------------------------------------------------------
Other                                                     261,767       248,138
--------------------------------------------------------------------------------
                                                       $1,757,467    $1,673,938
================================================================================

(8) Debt: At December 31, 2007, the Company had no outstanding credit arrangements with banks or any other financial institution.

(9) Stockholders' Equity: The Company has 4,282,503 and 4,256,503 shares of its $.05 par value Common Stock outstanding at December 31, 2007 and 2006, respectively.

At December 31, 2007, under prior authorizations from the Board of Directors, the Company is authorized to purchase up to an additional 227,500 shares of stock through the open market or negotiated transactions.

In the fourth quarter of 2002, the Company granted 100,000 shares of restricted stock to the President and Chief Executive Officer for $5,000. The shares issued under a Restricted Stock Agreement vest over a period of five years. Unearned compensation was recorded at the date of the grant based on the market value of $295,000 or $2.95 per share. Unearned compensation, which is shown as a separate component of stockholders' equity, is being amortized over the five year vesting period. At December 31, 2007 all shares were vested and at December 31, 2006, 20,000 of these shares were nonvested. During 2007, 20,000 of these shares vested and no shares of restricted stock were granted or forfeited. The amount amortized to expense was $41,500 in 2007, $58,500 in 2006, and $58,500 in 2005.
The tax effect of the differences between compensation expense for financial statement and income tax purposes is charged or credited to capital surplus.

At December 31, 2007, the Company has four Stock Option Plans that allow for the granting of options to officers, key employees, and other individuals to purchase a maximum of 1,000,000 shares of the Company's common stock. The option price and terms are recommended by the Company's Compensation Committee to the Company's Board of Directors for approval. The options granted may qualify as incentive stock options ("ISO's"). Options granted prior to December 31, 2005 generally vested 20% on each of the first, second, third, fourth, and fifth anniversaries of the date of grant with a contractual life of ten years. The options granted in 2006, vest 33% on each of the first, second and third anniversaries of the date of grant and have a contractual life of five years. The Company issues new shares upon the exercise of stock options. At December 31, 2007, options for 172,666 shares remain available for future grants under the Plans and 460,250 common shares are reserved for issuance upon exercise of the outstanding stock options.

Valpey-Fisher Corporation
Notes Continued


There were no options granted in 2007. The estimated fair value of each option granted in 2006 and 2005 was determined on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for stock option grants:

     For the Year Ended December 31                         2006          2005
================================================================================

--------------------------------------------------------------------------------
Weighed-average grant date fair value                     $ 1.06        $ 1.84
--------------------------------------------------------------------------------
Assumptions:
--------------------------------------------------------------------------------
             Expected dividend yield                           0%            0%
--------------------------------------------------------------------------------
             Risk-free interest rate                         4.6%          4.0%
--------------------------------------------------------------------------------
             Expected life of options in years               3.5             7
--------------------------------------------------------------------------------
             Assumed volatility                               36%           57%
--------------------------------------------------------------------------------

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

A summary of the status of the Company's fixed stock option plans as of December 31, 2007, 2006, and 2005, and changes during the years ended on those dates is presented below:

                                           2007                            2006                             2005
                              ===============================================================================================
                                                 Weighted-                       Weighted-                        Weighted-
                                                 Average                         Average                          Average
                                 Number of       Exercise        Number of       Exercise        Number of        Exercise
                                  shares          Price           shares          Price           shares           Price
-----------------------------------------------------------------------------------------------------------------------------
Outstanding, January 1             486,250          $3.39          488,750          $2.98          532,234           $3.40
-----------------------------------------------------------------------------------------------------------------------------
   Granted                               -              -           10,000           3.25          121,500            2.99
-----------------------------------------------------------------------------------------------------------------------------
   Exercised                       (26,000)          2.69          (10,000)          2.67          (29,984)           2.06
-----------------------------------------------------------------------------------------------------------------------------
   Forfeited                             -              -           (2,500)          2.96         (135,000)           3.42
=============================================================================================================================
Outstanding, December 31           460,250          $3.43          486,250          $3.39          488,750           $3.38
=============================================================================================================================
Exercisable, December 31           343,683          $3.59          281,004          $3.68          203,658           $3.89
=============================================================================================================================

As of December 31, 2007, the intrinsic value (the difference between the exercise price and the market price) for all outstanding options was $659,445 and the intrinsic value for all options exercisable was $469,259. The total intrinsic value of all options exercised during the years ended December 31, 2007, 2006, and 2005 was $87,690, $11,820, and $28,680, respectively.

Valpey-Fisher Corporation
Notes Continued


The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2007:

                              Options Outstanding                     Options Exercisable
                   =======================================  =======================================
                                              Weighted                                 Weighted
                                 Weighted     Average                     Weighted     Average
Range of                         Average      Remaining                   Average      Remaining
exercise                         Exercise     Life in                     Exercise     Life in
prices                Number     Price        Years            Number     Price        Years
==========================================================  =======================================
----------------------------------------------------------  ---------------------------------------
$2.48 - 2.96          144,500      $ 2.83         6.6           71,200      $ 2.77         6.3
----------------------------------------------------------  ---------------------------------------
$3.05 - 4.28          297,000        3.24         5.2          253,733        3.26         5.0
----------------------------------------------------------  ---------------------------------------
$11.04                 18,750       11.04         2.8           18,750       11.04         2.8
                   =======================================  =======================================
                      460,250      $ 3.43         5.5          343,683      $ 3.59         5.2
                   =======================================  =======================================


A summary of the status of the Company's nonvested stock options as of December 31, 2007 and the changes during the year then ended is as follows:

                                                                          Weighted-Average
                                                                             Grant-Date
                                                       Shares                Fair Value
=============================================================================================
Nonvested at December 31, 2006                         205,246                 $ 1.76
---------------------------------------------------------------------------------------------
Granted                                                      -                      -
---------------------------------------------------------------------------------------------
Vested                                                 (88,679)                  1.75
---------------------------------------------------------------------------------------------
Forfeited                                                    -                      -
=============================================================================================
Nonvested at December 31, 2007                         116,567                 $ 1.77
=============================================================================================

At December 31, 2007, there was approximately $149,000 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Valpey-Fisher Corporation
Notes Continued


(10) Earnings Per Share: The computation of basic and diluted earnings per share from continuing operations is as follows:

                                                                                       2007           2006           2005
=============================================================================================================================
Basic:
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                               $ 1,191,095    $   849,151    $   304,248
-----------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                                 4,254,807      4,216,558      4,183,328
=============================================================================================================================
Basic earnings per share from continuing operations                               $       .28    $       .20    $       .07
=============================================================================================================================
Diluted:
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                               $ 1,191,095    $   849,151    $   304,248

-----------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                                 4,254,807      4,216,558      4,183,328
-----------------------------------------------------------------------------------------------------------------------------
Diluted effect of stock options outstanding, using the treasury stock method          132,721          7,863         68,629
-----------------------------------------------------------------------------------------------------------------------------
Dilutive effect of unvested restricted stock, using the treasury stock method          12,892         16,267         20,102
=============================================================================================================================
Diluted weighted average shares outstanding                                         4,400,420      4,240,688      4,272,059
=============================================================================================================================
Diluted earnings per share from continuing operations                             $       .27    $       .20    $       .07
=============================================================================================================================


The computation of diluted earnings per share excluded stock options to purchase 18,750 shares in 2007 and 28,750 shares in 2006 and 2005 as the exercise prices were greater than the average market price. In 2006, the computation of diluted earnings per share excluded stock options to purchase 378,000 shares as the assumed proceeds exceeded the average market price during the period.

Valpey-Fisher Corporation
Notes Continued


(11) Industry Segment: The Company operates in one segment: the design, production, import, and sale of quartz crystals and oscillators and ultrasonic transducer devices.

One customer accounted for approximately 11%, 11% and 12% of net sales in 2007, 2006 and 2005, respectively. Export sales to foreign markets are as follows:

                                                       2007           2006           2005
=============================================================================================
Asia Pacific                                      $ 2,272,200    $ 1,581,500    $ 1,955,900
---------------------------------------------------------------------------------------------
Europe and Middle East                                828,500        875,900      1,190,600
---------------------------------------------------------------------------------------------
Canada                                                499,200        607,600        704,200
---------------------------------------------------------------------------------------------
Mexico                                                315,100         18,300         12,400
---------------------------------------------------------------------------------------------
Other                                                  13,700          7,200         21,500
---------------------------------------------------------------------------------------------
                                                  $ 3,928,700    $ 3,090,500    $ 3,884,600
=============================================================================================

(12) Quarterly Financial Data (unaudited): Selected unaudited quarterly financial data for 2007 and 2006 is set forth below:

                                                            First       Second      Third      Fourth
========================================================================================================
                                                               (in thousands, except per share data)
--------------------------------------------------------------------------------------------------------
                         2007
--------------------------------------------------------------------------------------------------------
Net sales from continuing operations                      $  3,242    $  3,425    $  3,386    $  3,366
--------------------------------------------------------------------------------------------------------
Gross profit                                                 1,321       1,371       1,398       1,351
--------------------------------------------------------------------------------------------------------
Earnings before income taxes                                   373         442         488         409
--------------------------------------------------------------------------------------------------------
Net earnings from:
   Continuing operations                                       280         336         343         232
--------------------------------------------------------------------------------------------------------
   Discontinued operations                                       -           -           -           -
========================================================================================================
Net earnings                                              $    280    $    336    $    343    $    232
========================================================================================================

Basic and diluted earnings per share:
   Continuing operations                                  $    .07    $    .08    $    .08    $    .05
--------------------------------------------------------------------------------------------------------
   Discontinued operations                                       -           -           -           -
========================================================================================================
                                                          $    .07    $    .08    $    .08    $    .05
========================================================================================================

                                                            First       Second      Third      Fourth
========================================================================================================
                         2006
--------------------------------------------------------------------------------------------------------
Net sales from continuing operations                      $  2,872    $  2,927    $  2,875    $  3,107
--------------------------------------------------------------------------------------------------------
Gross profit                                                 1,011       1,072       1,062       1,324
--------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    77         119         179         403
--------------------------------------------------------------------------------------------------------
Net earnings (loss) from:
   Continuing operations                                        33          62          98         656
--------------------------------------------------------------------------------------------------------
   Discontinued operations                                       -           -           -        (180)
========================================================================================================
Net earnings                                              $     33    $     62    $     98    $    476
========================================================================================================

Basic and diluted (loss) per share:
   Continuing operations                                  $    .01    $    .01    $    .02    $    .15
--------------------------------------------------------------------------------------------------------
   Discontinued operations                                       -           -           -        (.04)
========================================================================================================
                                                          $    .01    $    .01    $    .02    $    .11
========================================================================================================

Valpey-Fisher Corporation
Notes Continued


Earnings per share calculations for each of the quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

The fourth quarter of 2007 general and administrative expense includes $75,000 of professional fees incurred by the Company in considering possible strategic alternatives to increase shareholder value. This amount had previously been classified as a current asset. Of the $75,000 expense correction recorded in the fourth quarter, $8,000, $25,000 and $42,000 relates to the first, second, and third quarters, respectively, of 2007. This correction did not affect cash flow and its effect on the Company's current years net income and stockholders' equity is not material.

In the fourth quarter of 2006, the Company reduced the valuation allowance for deferred tax assets based on the assessment of the realization of deferred tax assets and reversed income tax accruals. As a result, income tax expense was reduced by $338,300 or $.08 per share.

(13) Commitments and Contingencies: During the normal course of business, the Company incurs certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on its projected requirements. At December 31, 2007, the Company has outstanding purchase commitments approximating $849,000, all of which are expected to be fulfilled in 2008.

In connection with the sale of its Bergen Cable Technologies, Inc. subsidiary in 1998, the Company was required to perform environmental cleanup at this site (see Note 3).

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Valpey-Fisher Corporation

We have audited the accompanying consolidated balance sheets of Valpey-Fisher Corporation (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under
Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valpey-Fisher Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments under SFAS No. 123(R) as of January 1, 2006.

/s/ Grant Thornton LLP
Boston, Massachusetts
March 31, 2008

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.


Item 9A(T).  Controls and Procedures
------------------------------------

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with our management, including our President and Chief Executive Officer and our Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2007 in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

 Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Company's Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Based on our evaluation , our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control.

Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
---------------------------

     None




                                    PART III

We have adopted a Code of Business Conduct and Ethics that applies to our board of directors, officers, employees and consultants. In addition, we have adopted a Code of Ethics for our chief executive officer and our chief financial and accounting officer. These codes are posted in the Corporate Governance section of our website (www.valpeyfisher.com). If we make any substantive changes or grant any waivers to these codes, we will disclose the nature of such change or waiver on our website and in a report on Form 8-K.

The remaining information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", "Corporate Governance", "Executive Compensation" and "Principal Accountant Fees and Services" in Registrant's definitive proxy statement for the 2008 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

(a)    The following are filed as part of this Annual Report on Form 10-K:

1.  The following Consolidated Financial Statements are included in Item 8:

    Consolidated Balance Sheets, December 31, 2007 and 2006
    Consolidated Statements of Operations for the Years Ended December 31,
     2007, 2006 and 2005
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2007,
     2006 and 2005
    Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 2007, 2006 and 2005
    Notes to Consolidated Financial Statement
    Report of Independent Registered Public Accounting Firm


2. The following schedule to the Consolidated Financial Statements is filed as part of this report.

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index are as follows:


Exhibit No.                                  Description
-----------    -----------------------------------------------------------------

   2.            Agreement of Merger and Recapitalization
   2.1           Asset Purchase Agreement dated April 30, 2003 between Seller,
                  William Stein, Martin Finkelstein and the Company
   3.1           Restated and Amended Articles of Incorporation
   3.2           By-Laws effective May 8, 2003
  10.1       *   1992 Stock Option Plan
  10.2       *   1999 Stock Option Plan
  10.3       *   2001 Stock Option Plan
  10.4       *   Restricted Stock Agreement
  10.5       *   2003 Stock Option Plan
  10.6       *   Key Employee Bonus Plan for 2007
  10.7       *   Amendment dated April 4, 2007 to Letter Agreement dated
                  September 10, 2002, between the Company and Michael J. Ferrantino
  10.8       *   Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll
  10.9       *   Change in Control Retention Agreement, dated April 4, 2007, between the Company and Michael J. Ferrantino, Jr.
  10.10      *   Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa.
  10.11      *   Retention Bonus Plan
  14             Code of Ethics of the Chief Executive Officer and the Chief
                  Financial and Accounting Officer
  14.1           Code of Business Conduct and Ethics
  21             Subsidiaries of the Registrant
  23             Independent Registered Public Accounting Firm's Consent
  31.1           Certification of the Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
  31.2           Certification of the Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
  32.1           Certification of the Chief Executive Officer and Chief
                  Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Valpey-Fisher Corporation

Date: March 31, 2008                   By: /s/ Michael J. Ferrantino
                                           -------------------------
                                           Michael J. Ferrantino
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                                Date
     ---------                     -----                                ----

/s/ Ted Valpey, Jr.            Chairman of the Board and         March 31, 2008
-------------------             Director
Ted Valpey, Jr.

/s/ Michael J. Ferrantino      President, Chief Executive        March 31, 2008
-------------------------        Officer and Director
Michael J. Ferrantino            (Principal Executive Officer)

/s/ Michael J. Kroll           Vice President, Treasurer and     March 31, 2008
--------------------            Chief Financial Officer
Michael J. Kroll                (Principal Financial Officer
                                and Principal Accounting
                                Officer)

/s/ Mario Alosco               Director                          March 31, 2008
----------------
Mario Alosco

/s/ Richard W. Anderson        Director                          March 31, 2008
-----------------------
Richard W. Anderson

/s/ Eli Fleisher               Director                          March 31, 2008
----------------
Eli Fleisher

/s/ Lawrence Holsborg          Director                          March 31, 2008
---------------------
Lawrence Holsborg

/s/ John J. McArdle III        Director                          March 31, 2008
-----------------------
John J. McArdle III

                   Valpey-Fisher Corporation and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts
                 -----------------------------------------------

                                            Additions
                                      ---------------------
                           Balance at      Charged to      Charged to                        Balance at
                           Beginning       Costs and         Other                              End
     Description           of Period        Expenses        Accounts       Deductions        of Period
-----------------------------------------------------------------------------------------------------------

Allowance for
Doubtful Accounts:
Year Ended:

December 31, 2007     $      115,000     $       600     $       -      $  (10,600) (1)    $     105,000
                      -------------------------------------------------------------------------------------

December 31, 2006     $      115,000     $    38,575     $       -      $  (38,575) (1)    $     115,000
                      -------------------------------------------------------------------------------------

December 31, 2005     $      100,000     $    36,100     $       -      $  (21,100) (1)    $     115,000
                      -------------------------------------------------------------------------------------


Inventory Reserve:

Year Ended:

December 31, 2007     $    1,051,000     $    25,184     $       -      $ (151,184) (2)    $     925,000
                      -------------------------------------------------------------------------------------

December 31, 2006     $    1,163,100     $   109,600     $       -      $ (221,700) (2)    $   1,051,000
                      -------------------------------------------------------------------------------------

December 31, 2005     $    1,019,500     $   351,800     $       -      $ (208,200) (2)    $   1,163,100
                      -------------------------------------------------------------------------------------



(1) Amounts written-off, less recoveries.
(2) Inventory disposed of.

                                  EXHIBIT INDEX

Exhibit No.      (inapplicable items are omitted)
-----------      --------------------------------

   2.            Agreement of Merger and Recapitalization between MATEC
                  Corporation a Delaware corporation and MATEC Corporation, a Maryland corporation. (incorporated by reference to Exhibit 2 on Registrant's Form 10-K for the year ended December 31,
                  2004).
   2.1           Asset Purchase Agreement dated April 30, 2003 between Seller,
                  William Stein, Martin Finkelstein and the Company (incorporated by reference to Exhibit 2 on Registrant's Form 8-K dated May 28, 2003).
   3.1           Restated and Amended Articles of Incorporation as of June 3,
                  2002. Filed herewith.
   3.2           By-Laws effective May 8, 2003 (incorporated by reference to
                  Exhibit 3.3 on Registrant's Form 10-K for the year ended December 31, 2003).
  10.1           1992 Stock Option Plan. Filed herewith.
  10.2           1999 Stock Option Plan. (incorporated by reference to Exhibit
                  10.2 on Registrant's Form 10-K for the year ended December 31,
                  2004).
  10.3           2001 Stock Option Plan. (incorporated by reference to Exhibit
                  10.3 on Registrant's Form 10-K for the year ended December 31,
                  2006).
  10.4           Restricted Stock Agreement (incorporated by reference to
                  Exhibit 10.5 on Registrant's Form 10-K for the year ended December 31, 2003).
  10.5           2003 Stock Option Plan (incorporated by reference to Exhibit
                  10.1 on Registrant's Form 10-Q for the quarterly period ended June 29, 2003).
  10.6           Key Employee Bonus Plan for 2007. (incorporated by reference to
                  Exhibit 10.1 on Registrant's Form 10-Q for the quarterly period ended April 1, 2007).
  10.7           Amendment dated April 4, 2007 to Letter Agreement dated
                  September 10, 2002, between the Company and Michael J. Ferrantino. (incorporated by reference to Exhibit 10.2 on Registrant's Form 10-Q for the quarterly period ended April 1,
                  2007).
  10.8           Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll. (incorporated by reference to Exhibit 10.3 on Registrant's Form 10-Q for the quarterly period ended April 1, 2007).
  10.9           Change in Control Retention Agreement, dated April 4, 2007, between the Company and Michael J. Ferrantino, Jr. (incorporated by reference to Exhibit 10.4 on Registrant's Form 10-Q for the quarterly period ended April 1, 2007).
  10.10          Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa. (incorporated by reference to Exhibit 10.5 on Registrant's Form 10-Q for the quarterly period ended April 1, 2007).
  10.11          Retention Bonus Plan. incorporated by reference to Exhibit 10.6 on Registrant's Form 10-Q for the quarterly period ended April 1, 2007).
  14             Code of Ethics of the Chief Executive Officer and the Chief
                  Financial and Accounting Officer (incorporated by reference to
                  Exhibit 14 on Registrant's Form 10-K for the year ended December 31, 2003).
  14.1           Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 on Registrant's Form 10-K for the year ended December 31, 2004).
  21             Subsidiaries of the Registrant. Filed herewith.
  23             Consent of Independent Registered Public Accounting Firm. Filed
                  herewith.

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