Form 10-Q
period 2008-03-30
VALPEY FISHER CORP
filed 2008-05-12
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

As of May 9, 2008, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,282,883.


                            Valpey-Fisher Corporation

                                   INDEX                                                                           PAGE
                                   -----                                                                           ----

PART I.  FINANCIAL INFORMATION

ITEM 1. - Financial Statements -

  Consolidated Condensed Balance Sheets - March 30, 2008 (Unaudited) and
       December 31, 2007 (Audited)                                                                                    3
  Consolidated Statements of Operations - (Unaudited)
      Three Months Ended March 30, 2008 and April 1, 2007                                                             4
  Consolidated Statements of Cash Flows - (Unaudited)
      Three Months Ended March 30, 2008 and April 1, 2007                                                             5
  Notes to Consolidated Condensed Financial Statements - (Unaudited)                                                  6-9

ITEM 2. - Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                                       10-12

ITEM 3. - Quantitative and Qualitative Disclosures About Market Risk                                                  12

ITEM 4. - Controls and Procedures                                                                                     12



PART II.  OTHER INFORMATION

ITEM 1A. - Risk Factors                                                                                               13

ITEM 2.  - Unregistered Sales of Equity Securities and Use of Proceeds                                                13

ITEM 6.  - Exhibits                                                                                                   13

SIGNATURES                                                                                                            14

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)


                                                                                                  3/30/08      12/31/07
                                                                                               -------------------------
                                                                                                (Unaudited)   (Audited)
        ASSETS
Current assets:
 Cash and cash equivalents                                                                     $       9,606 $    10,001
  Accounts receivable, net of allowance of $105 in 2008 and 2007                                       2,283       1,938
  Inventories, net                                                                                     1,334       1,096
  Deferred income taxes                                                                                  915         959
  Other current assets                                                                                    58          62
------------------------------------------------------------------------------------------------------------------------
            Total current assets                                                                      14,196      14,056

Property, plant and equipment, at cost                                                                11,056      11,042
  Less accumulated depreciation                                                                        9,435       9,326
------------------------------------------------------------------------------------------------------------------------
                                                                                                       1,621       1,716

Other assets                                                                                             186         178
------------------------------------------------------------------------------------------------------------------------
 Total assets                                                                                  $      16,003 $    15,950
------------------------------------------------------------------------------------------------------------ -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                             $         921 $       620
  Accrued liabilities                                                                                  1,304       1,758
------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                   2,225       2,378

Deferred income taxes                                                                                    233         249

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none                               -           -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
      Issued and outstanding: 4,280,383 and 4,282,503 shares                                             214         214
  Capital surplus                                                                                      5,516       5,503
  Retained earnings                                                                                    7,815       7,606
------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                         13,545      13,323
------------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                                    $      16,003 $    15,950
------------------------------------------------------------------------------------------------------------------------


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                 3/30/08      4/1/07
                                                                                              --------------------------

Net sales                                                                                     $      3,455 $      3,242
Cost of sales                                                                                        2,042        1,921
------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                                                      1,413        1,321

Operating expenses:
  Selling and advertising                                                                              482          462
  General and administrative                                                                           457          468
  Research and development                                                                             164          115
------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                                                        1,103        1,045

Operating profit                                                                                       310          276

Interest income                                                                                         63           97
------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                           373          373
Income tax (expense)                                                                                  (164)         (93)
------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                  $        209 $        280
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per share                                                          $        .05 $        .07
------------------------------------------------------------------------------------------------------------------------

Basic weighted average shares                                                                        4,281        4,257
Diluted weighted average shares                                                                      4,395        4,273

See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                           -----------------------------
                                                                                               3/30/08        4/1/07
                                                                                           -----------------------------
Cash flows from operating activities:
 Net earnings                                                                              $          209 $         280
 Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities of continuing operations:
    Depreciation                                                                                      108           134
    Deferred income taxes                                                                              28           (63)
    Stock-based compensation                                                                           23            42
    Non-cash restricted stock compensation, net of taxes                                                -            11
    Changes in operating assets and liabilities:
         Accounts receivable, net                                                                    (345)          (73)
         Inventories, net                                                                            (238)         (303)
         Other current assets                                                                           4           (84)
         Accounts payable and accrued expenses                                                       (147)           61
------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by operating activities of continuing operations                     (358)            5
Cash flows from operating activities: - Discontinued Operations
    Change in accrued expenses                                                                         (6)           (6)
------------------------------------------------------------------------------------------------------------------------
       Net cash (used) by operating activities of discontinued operations                              (6)           (6)
------------------------------------------------------------------------------------------------------------------------
       Net cash (used) by operating activities                                                       (364)           (1)
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                                                                 (14)          (44)
 Other, net                                                                                            (8)          (10)
------------------------------------------------------------------------------------------------------------------------
       Net cash (used) by investing activities                                                        (22)          (54)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
------------------------------------------------------------------------------------------------------------------------
 Purchase of common stock                                                                              (9)            -
------------------------------------------------------------------------------------------------------------------------
      Net cash (used) by financing activities                                                          (9)            -
------------------------------------------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                                                          (395)          (55)
Cash and cash equivalents:
 Beginning of period                                                                               10,001         9,184
                                                                                           -----------------------------
 End of period                                                                             $        9,606 $       9,129
                                                                                           -----------------------------

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

         These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.       Stock Compensation Plans:

         At March 30, 2008, options for 172,666 shares are available for future grants to officers, key employees, and other individuals under the Company's four Stock Option Plans. The option price and terms are recommended by the Company's Compensation Committee to the Company's Board of Directors for approval. The maximum contractual term of an option is ten years. The options granted may qualify as incentive stock options ("ISO's"). Compensation expense related to stock options granted is recognized ratably over the vesting period of the option. The Company issues new shares upon the exercise of stock options. There were no stock option grants in the quarters ended March 30, 2008 and April 1, 2007.

         The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

                                                                                 3 Months Ended
                                                                    -----------------------------------------
                                                                          3/30/08              4/1/07
                                                                    -----------------------------------------

     Cost of sales                                                  $                 7 $                  7
     Selling and advertising                                                          6                    7
     General and administrative                                                       7                   25
     Research and development                                                         3                    3
                                                                    -----------------------------------------
     Pre-tax stock-based compensation expense                                        23                   42
     Income tax (benefit)                                                            (1)                  (1)
                                                                    -----------------------------------------
     Net stock-based compensation expense                           $                22 $                 41
                                                                    -----------------------------------------

         A summary of the activity under all the Company's stock option plans as of March 30, 2008 and the changes during the three month period then ended are as follows:

                                                                                            Weighted-
                                                                                             Average
                                                                    Weighted-                Remaining
                                                                     Average                Contractual            Aggregate
                                                Number of         Exercise Price               Life                Intrinsic
                                                 Shares            Per Share                 In Years                 Value
                                              --------------     -------------------     -----------------     -----------------

Outstanding at December 31, 2007                   460,250       $              3.43
Options granted                                          0
                                              --------------
Outstanding at March 30, 2008                      460,250       $              3.43                   5.3     $         659,445
                                              --------------                             -----------------     -----------------

Exercisable at March 30, 2008                      345,683       $              3.58                   4.9     $         473,059
                                              --------------                             -----------------     -----------------


         A summary of the status of the Company's nonvested stock options as of March 30, 2008 and the changes during the three month period then ended are as follows:

                                                                                                Weighted-Average
                                                                                                  Grant-Date
                                                                            Shares                 Fair Value
                                                                      ----------------      -------------------------
Nonvested at December 31, 2007                                                 116,567      $                    1.77
Granted                                                                              0                              0
Vested                                                                          (2,000)                          1.68
                                                                      ----------------      -------------------------
Nonvested at March 30, 2008                                                    114,567      $                    1.77
                                                                      ----------------      -------------------------

         At March 30, 2008, there was approximately $126,000 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of stock options that vested during the three months ended March 30, 2008 was approximately $3,400.

3.       Comprehensive Income (Loss):

         During the three months ended March 30, 2008 and April 1, 2007, there were no differences between comprehensive income (loss) and net income (loss).

4.      Inventories, net:

          Inventories, net of reserves, consist of the following:
             (in thousands)                                          3/30/08          12/31/07
      ----------------------------------------------------------------------------------------
                                                                    (unaudited)

      Raw materials                                                 $    841          $    758
      Work in process                                                    210               101
      Finished goods                                                     283               237
                                                                    --------------------------
                                                                    $  1,334          $  1,096
                                                                    --------------------------

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

         The following table shows a reconciliation of weighted average shares (in thousands):

                                                                 Three Months Ended
                                                           -----------------------------
                                                              3/30/08       4/1/07
                                                           -----------------------------

Weighted average shares outstanding                             4,281        4,257
 Dilutive effect of stock options outstanding,
    using the treasury stock method                               114           16
                                                           -----------------------------
Diluted weighted average shares outstanding                     4,395         4,273
                                                           -----------------------------


         The following table shows the potentially dilutive securities which have been excluded from the dilutive earnings per share calculation (in thousands):

                                                                 Three Months Ended
                                                           -----------------------------
                                                               3/30/08       4/1/07
                                                           -----------------------------

Stock options where the exercise price was
   greater than the average market price                            19           29
Stock options where the assumed proceeds
   exceed the average market price during the
   period                                                            -          180


6.       Income Taxes:

         Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings. At March 30, 2008 and April 1, 2007, the Company had no reserves for unrecognized tax benefits on the balance sheet.

         The Company's federal income tax return for 2004 has been examined by the IRS and the state of Massachusetts tax returns for 2004 through 2006 are open tax years. The Company's policy is to include interest expense on underpayments of income taxes in our income tax provision whereas penalties are included in general and administrative expense.


7.       Recent Accounting Pronouncements:

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008 and had no impact on our consolidated financial statements. In February 2008, FASB issued FASB Staff Position ("FSP") No. 157-2, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its results of operations or financial position.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159") which permits an entity to elect to measure certain assets and liabilities at fair value at specified election dates. SFAS No. 159 was effective for the Company on January 1, 2008 and had no impact on our consolidated financial statements as we did not elect to use the fair value option.

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

         In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 110, extending under certain circumstances the provisions of SAB 107 relating to the use of the "simplified method" in developing estimates of the expected term of "plain vanilla" share options in accordance with SFAS No. 123R, Share-Based Payment. Through December 31, 2007, we used the "simplified method" to determine the expected life of option grants. SAB 110 is effective for stock option grants after December 31, 2007. We do not believe the change in determining the expected life of option grants will have a material effect on our results of operations or financial position.



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

         Management believes that judgments and estimates related to our critical accounting policies could materially affect its consolidated financial statements. Our most critical accounting policies, which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, pertain to accounts receivable, inventories and income taxes. These policies continue to be our most critical accounting policies for the period covered by this report and there were no significant changes in the application of those policies during this reporting period.

Liquidity and Capital Resources

         Cash and cash equivalents amounted to $9,606,000 at March 30, 2008, a decrease of $395,000 from the December 31, 2007 balance. During this period, our operations used cash of $364,000, investing activities used cash of $22,000 and financing activities used cash of $9,000.

         Cash used in continuing operations of $358,000 resulted mainly from the net earnings of $209,000, net adjustments of $159,000 for the non-cash effects of depreciation, deferred income taxes and stock compensation expense offset by a $726,000 increase in working capital. Discontinued operations used cash of $6,000. The $345,000 increase in accounts receivable is mainly due to an increase in the day's sales outstanding from 54 days at December 31, 2007 to 62 days at March 30, 2008. The inventory increase of $238,000 is mainly due to the increase in raw material and work-in-process inventory to support the current level of shipments and backlog and to meet customer delivery requirements. The $454,000 decrease in accrued liabilities is mainly due to a payment of $500,000 under the 2007 key employee bonus plan and an $83,000 payment for the Company's 2007 401K match. The increase of $301,000 in accounts payable is mainly due to the increase in inventory.

         Capital expenditures during the quarter ended March 30, 2008 amounted to $14,000.

         We believe that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business in 2008.

Off-Balance Sheet Arrangements

         We do not maintain any off-balance sheet financing arrangements.


Contractual Obligations

         During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements. At March 30, 2008, we had outstanding purchase commitments totaling approximately $996,000, all of which are expected to be fulfilled in 2008.

Results of Operations

         During the quarter ended March 30, 2008, net sales increased $213,000 (7%) over the comparable quarter in 2007 as sales of our high precision and high reliability product lines increased $317,000 (34%) and $203,000 (64%), respectively. We continue to pursue sales of these more value-added, higher performance and higher average selling price products. These sales increases were offset by sales decreases in our standard product line of $289,000 (16%) and our transducer product line of $18,000 (9%). Bookings during the current quarter amounted to $3,453,000 versus $3,423,000 in the 2007 quarter. Our backlog amounted to $2,166,000 at March 30, 2008 compared to $2,253,000 at April 1, 2007.

         During both periods our gross profit as a percentage of sales was 41%. Raw material cost as a percentage of sales was about 9% higher in 2008 versus 2007 mainly as a result of increased raw material percentage costs in the standard product line mainly due to compression in the average selling prices. The higher raw material costs were offset by a decrease in overhead costs as a percentage of sales resulting from a slight decrease in actual expenses and the favorable effect of spreading the fixed overhead costs over the increased sales volume. Direct labor as a percentage of overall sales in 2008 remained consistent with that in the 2007 period.

         Selling and advertising expenses increased $20,000 or 4% over the comparable quarter in 2007 mainly due to an increase of $27,000 in commission expense to outside sales representatives partially offset by a $7,000 net decrease in the remaining expenses.

         General and administrative expenses decreased $11,000 or 2% from the 2007 period. The expense decrease was primarily the result of decreases of $17,000 in stock based compensation expense and $15,000 in restricted stock expense partially offset by a $27,000 increase in professional fees related to our decision to consider possible strategic alternatives to increase shareholder value.

         Research and development expenses in 2008 increased $49,000 or 43% from the 2007 amount primarily as a result of a $54,000 increase in personnel expenses partially offset by a $5,000 decrease in operating supplies.

         While the average invested cash balance was approximately $1.1 million higher in 2008 period compared to the 2007 period, interest income decreased $34,000 primarily as a result of interest rates being approximately 2 percentage points lower during 2008.

         The estimated annual combined federal and state income tax rate for 2008 is 44% compared to 25% in 2007. The 2007 estimated rate includes a reduction in the valuation allowance for deferred income taxes which amounts to approximately an 11% point reduction in the 2007 rate. The effect of this valuation adjustment was to reduce income tax expense by $42,500 or $.01 per share in the 2007 quarter. The 2008 tax rate includes a provision for state income taxes, whereas, there is no estimated state income tax provision for 2007 as we had state income tax NOL carryforwards available. The 2008 and 2007 projected rates were increased by approximately 2% points and 3% points, respectively, as a result of the effect of nondeductible stock option expense resulting from the adoption of SFAS No. 123R. The majority of the stock option expense results from incentive stock options and under SFAS No. 123R, the expense does not generate a tax deduction and related tax benefit.

         For the quarter ended March 30, 2008, we reported an operating profit of $310,000 compared to an operating profit of $276,000 in comparable quarter of 2007. Interest income amounted to $63,000 in 2008, compared to $97,000 in 2007. As a result, we reported a pre-tax profit of $373,000 during the quarter ended March 30, 2008 compared to a pre-tax profit $373,000 in comparable 2007 period. For the quarter ended March 30, 2008, we reported net earnings of $209,000 versus net earnings of $280,000 in 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at March 30, 2008, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $96,100 increase or decrease in interest income.

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

         We carried out an evaluation, under the supervision and with our management, including our President and Chief Executive Officer and our Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 30, 2008 in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

         Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

         Changes in internal control.

         Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1A. Risk Factors

         Information regarding risk factors are set forth under the caption "Forward-Looking Statements" in Part I, Item 2 of this Form 10-Q and in Part I,
Item 1A. of the Company's Annual Report on Form 10-K for the Year Ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in the Company's 2007 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes the Company's purchases of Valpey-Fisher Corporation common stock during the quarter ended March 30, 2008:

                                                                                                               Maximum Number
                                                                                     Total Number of          Of Shares that can
                                                                                  Shares Purchased As Part      Be Purchased
                                Total Number of            Average Price           of Publicly Announced       Under the Plans or
          Period                Shares Purchased           Paid per Share            Plans or Programs            Programs
-----------------------------------------------------------------------------------------------------------------------------------

     1/1/08 - 1/27/08                                                                                             227,500
    1/28/08 - 2/24/08                2,120                     $4.21                     2,120                    225,380
    2/25/08 - 3/30/08                                                                                             225,380


The above purchases were made in open-market transactions.

In February 2003, the Board authorized the purchase of up to 200,000 shares of the Company's common stock. In May 1999, the Board authorized the purchase of up to 150,000 shares of the Company's common stock. The authorizations have no expiration dates.

Item 6.  Exhibits

         10.1     Key Employee Bonus Plan for 2008.  Filed herewith.

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


                                        Valpey-Fisher Corporation



Date:  May 12, 2008                     /s/  Michael J. Ferrantino
                                        --------------------------

                                        Michael J. Ferrantino,
                                        President and Chief Executive Officer


Date:  May 12, 2008                     /s/ Michael J. Kroll
                                        --------------------

                                        Michael J. Kroll
                                        Vice President, Treasurer and Chief
                                        Financial Officer