Form 10-Q
period 2008-06-29
VALPEY FISHER CORP
filed 2008-08-12
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --

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

As of August 11, 2008, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,277,998.

                            Valpey-Fisher Corporation

                                    INDEX                                                                             PAGE
                                    -----                                                                             ----

PART I.  FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------

 ITEM 1.      Financial Statements

  Consolidated Condensed Balance Sheets - June 29, 2008 (Unaudited) and
       December 31, 2007 (Audited)                                                                                    3
  Consolidated Statements of Operations - (Unaudited) Three Months and Six Months Ended
      June 29, 2008 and July 1, 2007                                                                                  4
  Consolidated Statements of Cash Flows - (Unaudited)
      Six Months Ended June 29, 2008 and July 1, 2007                                                                 5
  Notes to Consolidated Condensed Financial Statements - (Unaudited)                                                  6-9

 ITEM 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                                   10-12

 ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk                                              12

 ITEM 4T.     Controls and Procedures                                                                                 13



PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------------------------------------

 ITEM 1A.    Risk Factors                                                                                             13
 ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds                                              13
 ITEM 4.     Submission of Matters to a Vote of Security Holders                                                      14
 ITEM 6.     Exhibits                                                                                                 14

SIGNATURES                                                                                                            15

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                                                                       6/29/08    12/31/07
                                                                                 -------------------------
                                                                                   (Unaudited)   (Audited)

        ASSETS
Current assets:
 Cash and cash equivalents                                                       $       9,975 $    10,001
  Accounts receivable, net of allowance of $105 in 2008 and 2007                         1,953       1,938
  Inventories, net                                                                       1,481       1,096
  Deferred income taxes                                                                    853         959
  Other current assets                                                                      47          62
----------------------------------------------------------------------------------------------------------
            Total current assets                                                        14,309      14,056

Property, plant and equipment, at cost                                                  11,158      11,042
  Less accumulated depreciation                                                          9,548       9,326
----------------------------------------------------------------------------------------------------------
                                                                                         1,610       1,716

Other assets                                                                               188         178
----------------------------------------------------------------------------------------------------------
 Total assets                                                                    $      16,107 $    15,950
==========================================================================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $         813 $       620
  Accrued liabilities                                                                    1,323       1,758
----------------------------------------------------------------------------------------------------------
           Total current liabilities                                                     2,136       2,378

Deferred income taxes                                                                      203         249

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none                 -           -
  Common stock, $.05 par value- Authorized 10,000,000 shares;
      Issued and outstanding: 4,279,648 and 4,282,503 shares                               214         214
  Capital surplus                                                                        5,531       5,503
  Retained earnings                                                                      8,023       7,606
----------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                           13,768      13,323
----------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                      $      16,107 $    15,950
==========================================================================================================



See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended            Six Months Ended
                                                  ---------------------------- -----------------------------
                                                     6/29/08       7/1/07          6/29/08        7/1/07
                                                  ---------------------------- -----------------------------

Net sales                                         $      3,262 $        3,425  $         6,717 $      6,667
Cost of sales                                            1,946          2,054            3,988        3,974
------------------------------------------------------------------------------------------------------------
   Gross profit                                          1,316          1,371            2,729        2,693

Operating expenses:
  Selling and advertising                                  435            462              917          924
  General and administrative                               404            449              860          918
  Research and development                                 152            119              317          234
------------------------------------------------------------------------------------------------------------
                                                           991          1,030            2,094        2,076

Operating profit                                           325            341              635          617

Interest income                                             55            101              118          198
------------------------------------------------------------------------------------------------------------
Earnings before income taxes                               380            442              753          815
Income tax (expense)                                      (173)          (106)            (337)        (199)
------------------------------------------------------------------------------------------------------------
Net earnings                                      $        207 $          336  $           416 $        616
============================================================================================================

------------------------------------------------------------------------------------------------------------
Basic earnings per share                          $        .05 $          .08  $           .10 $        .14
============================================================================================================
Diluted earnings per share                        $        .05 $          .08  $           .09 $        .14
============================================================================================================


Basic weighted average shares                            4,281          4,266            4,281        4,261
Diluted weighted average shares                          4,380          4,460            4,389        4,374


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                  ----------------------------
                                                                                      6/29/08       7/1/07
                                                                                  ----------------------------
Cash flows from operating activities:
 Net earnings                                                                     $          416 $        616
 Adjustments to reconcile net earnings to net cash
 provided (used) by operating activities of continuing operations:
    Depreciation                                                                             222          253
    Deferred income taxes                                                                     60         (100)
    Stock-based compensation                                                                  45           83
    Non-cash restricted stock compensation, net of taxes                                       -           22
    Changes in operating assets and liabilities:
         Accounts receivable, net                                                            (15)        (214)
         Inventories, net                                                                   (385)        (494)
         Other current assets                                                                 14         (100)
         Accounts payable and accrued expenses                                              (186)         144
--------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities of continuing operations                    171          210
Cash flows from operating activities: - Discontinued Operations
    Change in accrued expenses                                                               (56)         (10)
--------------------------------------------------------------------------------------------------------------
       Net cash (used) by operating activities of discontinued operations                    (56)         (10)
--------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                             115          200
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                                                       (116)        (187)
 Other, net                                                                                   (9)         (11)
--------------------------------------------------------------------------------------------------------------
       Net cash (used) by investing activities                                              (125)        (198)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Purchase of common stock                                                                    (24)           -
 Stock options exercised                                                                       8           32
--------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                                       (16)          32
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                         (26)          34
Cash and cash equivalents:
 Beginning of period                                                                      10,001        9,184
                                                                                  ----------------------------
 End of period                                                                    $        9,975 $      9,218
                                                                                  ----------------------------

Supplemental Cash Flow Information
 Cash paid during the period by continuing operations for income taxes            $          200 $        325


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

2.      Stock Compensation Plans:

         At June 29, 2008, options for 177,666 shares are available for future grants to officers, key employees, and other individuals under the Company's four Stock Option Plans. The option price and terms are recommended by the Company's Compensation Committee to the Company's Board of Directors for approval. The maximum contractual term of an option is ten years. The options granted may qualify as incentive stock options ("ISO's"). Compensation expense related to stock options granted is recognized ratably over the vesting period of the option. The Company issues new shares upon the exercise of stock options. There were no stock option grants during the three months and six months ended June 29, 2008 and July 1, 2007.

         The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

                                                               3 Months Ended             6 Months Ended
                                                        -------------------------------------------------------
                                                              6/29/08        7/1/07      6/29/08        7/1/07
                                                        -------------------------------------------------------

         Cost of sales                                  $           6 $           6 $         13 $          13
         Selling and advertising                                    6             7           12            14
         General and administrative                                 7            25           14            50
         Research and development                                   3             3            6             6
                                                        -------------------------------------------------------
         Pre-tax stock-based compensation expense                  22            41           45            83
         Income tax (benefit)                                      (1)           (1)          (2)           (2)
                                                        -------------------------------------------------------
         Net stock-based compensation expense           $          21 $          40 $         43 $          81
                                                        =======================================================

         A summary of the activity under all the Company's stock option plans as of June 29, 2008 and the changes during the six month period then ended are as follows:

                                                                                        Weighted-
                                                                           Weighted-     Average
                                                                            Average    Remaining
                                                                           Exercise    Contractual  Aggregate
                                                            Number of         Price       Life      Intrinsic
                                                              Shares       Per Share    In Years      Value
                                                         ---------------- ------------ ----------- -----------

Outstanding at December 31, 2007                                 460,250  $       3.43
Options granted                                                        0
Options exercised                                                 (3,000)         2.69
Options forfeited                                                 (5,000)         3.02
                                                         ----------------
Outstanding at June 29, 2008                                     452,250  $       3.44         4.9 $   430,335
                                                         ================ ============ =========== ===========

Exercisable at June 29, 2008                                     387,017  $       3.51         4.8 $   360,531
                                                         ================ ============ =========== ===========



         A summary of the status of the Company's nonvested stock options as of June 29, 2008 and the changes during the six month period then ended are as follows:

                                                                                    Weighted-Average
                                                                                       Grant-Date
                                                                   Shares              Fair Value
                                                            --------------------  --------------------
Nonvested at December 31, 2007                                          116,567   $               1.77
Granted                                                                       0                      0
Vested                                                                  (46,334)                  1.70
Forfeited                                                                (5,000)                  1.86
                                                            --------------------
Nonvested at June 29, 2008                                               65,233   $               1.82
                                                            ====================  ====================

         At June 29, 2008, there was approximately $103,500 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair value of stock options that vested during the six months ended June 29, 2008 was approximately $78,700.

3.      Comprehensive Income (Loss):

         During the three months and six months ended June 29, 2008 and July 1, 2007, there were no differences between comprehensive income (loss) and net income (loss).

4.      Inventories, net:

       (in thousands)                                           6/29/08          12/31/07
---------------------------------------------------------------------------------------------
                                                               (unaudited)
Raw materials                                              $             972 $            758
Work in process                                                          166              101
Finished goods                                                           343              237
                                                           ----------------------------------
                                                           $           1,481 $          1,096
                                                           ==================================

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

         The following table shows a reconciliation of weighted average shares (in thousands):

                                                                                Three Months Ended     Six Months Ended
                                                                              ---------------------------------------------
                                                                                  6/29/08     7/1/07      6/29/08    7/1/07
                                                                              ---------------------------------------------

Weighted average shares outstanding                                                 4,281      4,266        4,281     4,261
Dilutive effect of stock options outstanding, using the treasury stock method          99        194          108       113
                                                                              ---------------------------------------------
Diluted weighted average shares outstanding                                         4,380      4,460        4,389     4,374
                                                                              =============================================


         The following table shows the potentially dilutive securities which have been excluded from the dilutive earnings per share calculation (in thousands):

                                                                                  Three Months Ended        Six Months Ended
                                                                                 -----------------------------------------------
                                                                                      6/29/08     7/1/07     6/29/08      7/1/07
                                                                                 -----------------------------------------------

Stock options where the exercise price was greater than the average market price           19         19          19          19


6.       Income Taxes:

         Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings. At June 29, 2008 and December 31, 2007, the Company had no reserves for unrecognized tax benefits on the balance sheet.

         The Company's federal income tax return for 2004 has been examined by the IRS. Our state of Massachusetts tax returns for 2004 through 2006 are open tax years. The Company's policy is to include interest expense on underpayments of income taxes in our income tax provision whereas penalties are included in general and administrative expense.

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


8.       Subsequent Event:

         On August 7, 2008, the Company's Board of Directors approved a special one-time cash dividend in the amount of $1.50 per share payable October 17, 2008 to shareholders of record on October 6, 2008. The dividend is subject to shareholders approving at a Special Meeting to be held on September 30, 2008, amendments to the Company's Stock Option Plans (i) clarifying that the anti-dilution adjustment provisions with respect to outstanding stock options contained in the Company's stock option plans apply to permit an offset to the impact of the large special dividend and (ii) increasing the numeric grant limitations and the number of shares covered by the Plans by the number of shares necessary to adjust the outstanding options. If the proposed amendments to the Valpey-Fisher Stock Option Plans are not approved by shareholders, the special dividend would not be paid.

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

Liquidity and Capital Resources

         Cash and cash equivalents amounted to $9,975,000 at June 29, 2008, a decrease of $26,000 from the December 31, 2007 balance. During this period, our operations provided cash of $115,000, investing activities used cash of $125,000 and financing activities used cash of $16,000.

         Cash provided by continuing operations amounted to $171,000 and resulted mainly from net earnings of $416,000, increased by net adjustments of $327,000 for the non-cash effects of depreciation, deferred income taxes and stock compensation expense and offset by a $572,000 net increase in working capital. Discontinued operations used cash of $56,000. The primary reasons for the net increase in working capital were an increase in inventory and a decrease in accrued expenses partially offset by an increase in accounts payable. The inventory increase of $385,000 is mainly necessary to support the current level of shipments and backlog and to meet customer delivery requirements. The $435,000 decrease in accrued liabilities is mainly due to a net reduction of $363,000 in the key employee bonus plan resulting from a $500,000 payment of the 2007 bonus accrual. The increase of $193,000 in accounts payable is mainly due to the timing of inventory and equipment purchases.

         Capital expenditures during the six months ended June 29, 2008 amounted to $116,000.

         During the six months ended June 29, 2008, we purchased 5,855 shares of our common stock in the open market at an average price of $4.19.

         We believe that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business during the next twelve months.

Off-Balance Sheet Arrangements

         We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

         During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements. At June 29, 2008, we had outstanding purchase commitments totaling approximately $779,000, all of which are expected to be fulfilled in 2008.


Results of Operations for the Three and Six Months Ended June 29, 2008 Compared to the Three and Six Months Ended July 1, 2007

         During the quarter ended June 29, 2008, net sales decreased $163,000 (5%) from the comparable quarter in 2007. This sales decrease was mainly due to sales reductions in our standard product line of $91,000 (6%) and our transducer product line of $94,000 (36%). During the six months ended June 29, 2008, net sales increased $50,000 (1%) from the comparable period in 2007. Sales increases in our high precision and high reliability product lines of $491,000 (25%) and $51,000 (6%), respectively, were offset by sales decreases in our standard product line of $380,000 (11%) and our transducer product line of $112,000 (24%). We continue to pursue sales of our more value-added, higher performance and higher average selling price products included in our high precision product line. Bookings for the three months ended June 29, 2008 amounted to $3,423,000 versus $3,439,000 in the 2007 quarter. During the six months ended June 29, 2008, bookings totaled $6,876,000 compared to $6,862,000 in the same period of 2007. Our backlog amounted to $2,330,000 at June 29, 2008 versus $2,281,000 at July 1, 2007.

         During the quarter ended June 29, 2008 and July 1, 2007, gross profit as a percentage of sales was 40% as raw material, direct labor and overhead costs as a percentage of sales remained equal during both periods. Year-to-date gross profit as a percentage of sales was 41% versus 40% in the 2007 period. The slight increase in gross profit is mainly due to a 5% reduction in overall overhead costs partially offset by a 4% increase in total raw material costs.

         Selling and advertising expenses decreased $27,000 or 6% during the quarter ended June 28, 2008 as compared to the 2007 quarter mainly due to a decrease of $23,000 in commission expense to outside sales representatives. Year-to-date selling and advertising expenses in 2008 were mainly equal to the 2007 amount.

         General and administrative expenses decreased $45,000 or 10% during the quarter ended June 28, 2008 as compared to the 2007 quarter. This expense decrease was primarily the result of decreases of $22,000 in employee compensation and benefits, $18,000 in stock based compensation expense and $15,000 in restricted stock expense partially offset by a $7,000 increase in professional fees related to our decision to consider possible strategic alternatives to increase shareholder value. Year-to-date general and administrative expenses decreased $58,000 or 6% from the 2007 period. The expense decrease was primarily the result of decreases of $41,000 in employee compensation and benefits, $36,000 in stock based compensation expense and $29,000 in restricted stock expense partially offset by a $34,000 increase in professional fees related to our decision to consider possible strategic alternatives to increase shareholder value.

         During the quarter and six months ended June 28, 2008, research and development expenses increased $33,000 or 28% and $83,000 or 35%, respectively, over the 2007 periods primarily as a result of increased personnel expenses to support new product development.

         While the average invested cash balance was approximately $1.1 million higher in both the 2008 periods compared to the 2007 periods, interest income decreased in the 2008 periods as a result of interest rates being approximately 2 percentage points lower during 2008.

         The estimated annual combined federal and state income tax rate for 2008 is 45% compared to 24% in 2007. The 2007 estimated rate includes a reduction in the valuation allowance for deferred income taxes which amounts to approximately a 13% point reduction in the 2007 rate. The effect of this valuation adjustment was to reduce income tax expense by $60,500 and $103,000 during the quarter and six months ended July 1, 2007, respectively. The 2008 tax rate includes a provision for state income taxes, whereas, there is no estimated state income tax provision for 2007 as we had state income tax NOL carryforwards available. The 2008 and 2007 projected rates were increased by approximately 2% points and 3% points, respectively, as a result of the effect of nondeductible stock option expense resulting from the adoption of SFAS No. 123R. The majority of the stock option expense results from incentive stock options and under SFAS No. 123R, the expense does not generate a tax deduction and related tax benefit.

         For the quarter ended June 29, 2008, we reported an operating profit of $325,000 compared to an operating profit of $341,000 in comparable quarter of 2007. Interest income amounted to $55,000 in 2008, compared to $101,000 in 2007. As a result, we reported a pre-tax profit of $380,000 during the quarter ended June 29, 2008 compared to a pre-tax profit $442,000 in comparable 2007 quarter. For the quarter ended June 29, 2008, we reported net earnings of $207,000 versus net earnings of $336,000 in 2007.

    We reported an operating profit of $635,000 during the six months ended June 29, 2008, compared to an operating profit of $617,000 in comparable period of 2007. Interest income amounted to $118,000 in 2008, compared to $198,000 in 2007. As a result, we reported a pre-tax profit of $753,000 during the six ended June 29, 2008 compared to a pre-tax profit $815,000 in comparable 2007 period. For the six months ended June 29, 2008, we reported net earnings of $416,000 versus net earnings of $616,000 in 2007.




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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at June 29, 2008, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $99,700 increase or decrease in interest income.

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

Item 4T.   Controls and Procedures

         Evaluation of disclosure controls and procedures.

         We carried out an evaluation, under the supervision and with our management, including our President and Chief Executive Officer and our Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 29, 2008.

         Changes in internal control.

         Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes the Company's purchases of Valpey-Fisher Corporation common stock during the quarter ended June 29, 2008:

                                                                                          Total Number of         Maximum Number
                                                                                          Shares Purchased      Of Shares that can
                                                                                        As Part of Publicly        Be Purchased
                                                                                        Announced Plans or      Under the Plans or
     Period        Total Number of Shares Purchased    Average Price Paid per Share           Programs                Programs
------------------------------------------------------------------------------------------------------------------------------------

3/31/08 - 4/27/08                                                                                                            225,380
4/28/08 - 5/25/08                               1,000   $                        4.32                     1,000              224,380
5/26/08 - 6/29/08                               2,735                            4.13                     2,735              221,645
                 ----------------------------------------------------------------------------------------------
                                                3,735   $                        4.18                     3,735              221,645
                 ==============================================================================================



The above purchases were made in open-market transactions.

In February 2003, the Board authorized the purchase of up to 200,000 shares of the Company's common stock. In May 1999, the Board authorized the purchase of up to 150,000 shares of the Company's common stock. The authorizations have no expiration dates.

Item 4.   Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on June 5, 2008. Listed below is the matter submitted to stockholders and the results of the stockholder votes.

(1) Election of seven directors
------------------------------------------
           Nominee                      "For"             "Withheld"
--------------------------------------------------------------------------

Mario Alosco                                3,607,639               11,931
Richard W. Anderson                         3,600,615               18,955
Michael J. Ferrantino                       3,606,115               13,455
Eli Fleisher                                3,468,946              150,624
Lawrence Holsborg                           3,462,378              157,192
John J. McArdle III                         3,606,171               13,399
Ted Valpey, Jr                              3,606,140               13,430

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


                                      Valpey-Fisher Corporation



Date:  August 12, 2008                /s/ Michael J. Ferrantino
                                      -------------------------

                                      Michael J. Ferrantino,
                                      President and Chief Executive Officer


Date:  August 12, 2008                /s/ Michael J. Kroll
                                      --------------------

                                      Michael J. Kroll
                                      Vice President, Treasurer and Chief
                                      Financial Officer