Form 10-Q
period 2008-09-28
VALPEY FISHER CORP
filed 2008-11-07
CIK 85608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

As of November 6, 2008, the number of shares outstanding of Registrant's Common Stock, par value $.05 was 4,297,898.

                            Valpey-Fisher Corporation

                                      INDEX                                 PAGE
                                      -----                                 ----

PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

 ITEM 1.  Financial Statements

  Consolidated Condensed Balance Sheets - September 28, 2008 (Unaudited)
       and December 31, 2007 (Audited)                                        3
  Consolidated Statements of Operations - (Unaudited) Three Months and
      Nine Months Ended September 28, 2008 and September 30, 2007             4
  Consolidated Statements of Cash Flows - (Unaudited)
      Nine Months Ended September 28, 2008 and September 30, 2007             5
  Notes to Consolidated Condensed Financial Statements - (Unaudited)       6-10

 ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  11-13

 ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         14

 ITEM 4T. Controls and Procedures                                            14


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

 ITEM 1A. Risk Factors                                                       15
 ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds        15
 ITEM 6.  Exhibits                                                           15

SIGNATURES                                                                   16

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                                                                                9/29/08     12/31/07
                                                                                              ----------------------
                                                                                              (Unaudited)   (Audited)

                                    ASSETS
Current assets:
  Cash and cash equivalents                                                                      $10,413     $10,001
  Accounts receivable, net of allowance of $105 in 2008 and 2007                                   1,986       1,938
  Inventories, net                                                                                 1,448       1,096
  Deferred income taxes                                                                              748         959
  Other current assets                                                                                78          62
--------------------------------------------------------------------------------------------------------------------
            Total current assets                                                                  14,673      14,056

Property, plant and equipment, at cost                                                            11,198      11,042
  Less accumulated depreciation                                                                    9,667       9,326
--------------------------------------------------------------------------------------------------------------------
                                                                                                   1,531       1,716

Other assets                                                                                         189         178
--------------------------------------------------------------------------------------------------------------------
 Total assets                                                                                    $16,393     $15,950
====================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                               $   764     $   620
  Dividend payable                                                                                 6,447          --
  Accrued liabilities                                                                              1,423       1,758
--------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                               8,634       2,378

Deferred income taxes                                                                                171         249

Stockholders' equity:
  Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none                          --          --
  Common stock, $.05 par value- Authorized 10,000,000 shares;
      Issued and outstanding: 4,297,898 and 4,282,503 shares                                         215         214
  Capital surplus                                                                                  5,600       5,503
  Retained earnings                                                                                1,773       7,606
--------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                               7,588      13,323
--------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                                      $16,393     $15,950
====================================================================================================================


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                      Three Months Ended           Nine Months Ended
                                                                     ---------------------       ----------------------
                                                                      9/28/08      9/30/07        9/28/08      9/30/07
                                                                     ---------------------       ----------------------
Net sales                                                            $  3,346      $  3,386      $ 10,063      $ 10,053
Cost of sales                                                           1,998         1,988         5,986         5,962
-----------------------------------------------------------------------------------------------------------------------
   Gross profit                                                         1,348         1,398         4,077         4,091

Operating expenses:
  Selling and advertising                                                 446           436         1,363         1,360
  General and administrative                                              413           464         1,273         1,382
  Research and development                                                150           115           467           349
-----------------------------------------------------------------------------------------------------------------------
                                                                        1,009         1,015         3,103         3,091

Operating profit                                                          339           383           974         1,000

Interest income                                                            55           105           173           303
-----------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                              394           488         1,147         1,303
Income tax (expense)                                                     (197)         (145)         (534)         (344)
-----------------------------------------------------------------------------------------------------------------------
Net earnings                                                         $    197      $    343      $    613      $    959
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                             $    .05      $    .08      $    .14      $    .23
=======================================================================================================================
Diluted earnings per share                                           $    .05      $    .08      $    .14      $    .22
=======================================================================================================================


Basic weighted average shares                                           4,280         4,259         4,281         4,247
Diluted weighted average shares                                         4,343         4,431         4,374         4,394

  Cash dividend per share - declared                                 $   1.50      $     --      $   1.50      $     --


See notes to consolidated condensed financial statements.

                   Valpey-Fisher Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                              ----------------------
                                                                               9/28/08       9/30/07
                                                                              ----------------------
Cash flows from operating activities:
 Net earnings                                                                 $    613      $    959
 Adjustments to reconcile net earnings to net cash
   provided (used) by operating activities of continuing operations:
    Depreciation                                                                   340           387
    Deferred income taxes                                                           87          (138)
    Stock-based compensation                                                        62           125
    Non-cash restricted stock compensation, net of taxes                            --            29
    Tax benefits from exercise of stock options                                     --           (18)
    Changes in operating assets and liabilities:
         Accounts receivable, net                                                  (48)         (209)
         Inventories, net                                                         (353)         (396)
         Other current assets                                                      (16)         (131)
         Accounts payable and accrued expenses                                     (79)          (18)
----------------------------------------------------------------------------------------------------
       Net cash provided by operating activities of continuing operations          606           590
Cash flows from operating activities: - Discontinued Operations
    Change in accrued expenses                                                     (65)          (10)
----------------------------------------------------------------------------------------------------
       Net cash (used) by operating activities of discontinued operations          (65)          (10)
----------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                   541           580
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                                             (156)         (280)
 Other, net                                                                        (10)          (14)
----------------------------------------------------------------------------------------------------
       Net cash (used) by investing activities                                    (166)         (294)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Purchase of common stock                                                          (32)           --
 Stock options exercised                                                            69            70
 Tax benefits from exercise of stock options                                        --            18
----------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                     37            88
----------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                          412           374
Cash and cash equivalents:
 Beginning of period                                                            10,001         9,184
                                                                              ----------------------
 End of period                                                                $ 10,413      $  9,558
                                                                              ======================

Supplemental Cash Flow Information
 Cash paid during the period by continuing operations for income taxes        $    432      $    571

Noncash Financing Activity
 Dividend declared not paid                                                   $  6,447      $     --


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

2.   Stock Compensation Plans:

     At September 28, 2008, options for 178,666 shares are available for future grants to officers, key employees, and other individuals under the Company's four Stock Option Plans. The option price and terms are recommended by the Company's Compensation Committee to the Company's Board of Directors for approval. The maximum contractual term of an option is ten years. The options granted may qualify as incentive stock options ("ISO's"). Compensation expense related to stock options granted is recognized ratably over the vesting period of the option. The Company issues new shares upon the exercise of stock options.

     The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

                                                   3 Months Ended        9 Months Ended
                                                  --------------------------------------
                                                  9/28/08   9/30/07    9/28/08   9/30/07
                                                  --------------------------------------
     Cost of sales                                $   5      $   7      $  18      $  20
     Selling and advertising                          5          8         17         22
     General and administrative                       5         25         19         75
     Research and development                         2          2          8          8
                                                  --------------------------------------
     Pre-tax stock-based compensation expense        17         42         62        125
     Income tax (benefit)                            (1)        (1)        (2)        (3)
                                                  --------------------------------------
     Net stock-based compensation expense         $  16      $  41      $  60      $ 122
                                                  ======================================

Stock options for 10,000 shares were granted during the three months and nine months ended September 28, 2008. There were no stock option grants during the three months and nine months ended September 30, 2007.

The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for stock option grants during the three and nine months ended September 28, 2008:

       Stock options granted                               10,000
       Weighted-average exercise price                     $ 4.10
       Weighted-average grant date fair value              $ 1.62
       Assumptions:
       Risk-free interest rate                                2.7%
       Expected volatility                                     47%
       Expected term in years                                 4.0
       Expected dividend yield                                  0%

The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term. The expected volatility is calculated using the Black-Scholes model based on the historic prices for a period commensurate with the expected term. The expected term of the option is determined by using historical data.

     A summary of the activity under all the Company's stock option plans as of September 28, 2008 and the changes during the nine month period then ended are as follows:

                                                                                             Weighted-
                                                                                             Average
                                                                        Weighted-            Remaining
                                                                         Average             Contractual          Aggregate
                                                     Number of        Exercise Price             Life             Intrinsic
                                                      Shares             Per Share             In Years             Value
                                                  ----------------    ------------------    ---------------    -----------------
Outstanding at December 31, 2007                       460,250              $ 3.43
Options granted                                         10,000                4.10
Options exercised                                      (23,200)               2.96
Options forfeited or expired                           (21,000)               3.59
                                                  ----------------
Outstanding at September 28, 2008                      426,050              $ 3.46                  4.8            $ 282,383
                                                  ----------------    ------------------    ---------------    -----------------

Exercisable at September 28, 2008                      363,317              $ 3.51                  4.5            $ 241,459
                                                  ----------------    ------------------    ---------------    -----------------

     A summary of the status of the Company's nonvested stock options as of September 28, 2008 and the changes during the nine month period then ended are as follows:

                                                            Weighted-Average
                                                               Grant-Date
                                                Shares         Fair Value
                                               --------         --------
     Nonvested at December 31, 2007             116,567         $   1.77
     Granted                                     10,000             1.62
     Vested                                     (52,834)            1.77
     Forfeited                                  (11,000)            1.79
                                               --------         --------
     Nonvested at September 28, 2008             62,733         $   1.75
                                               --------         --------

     At September 28, 2008, there was approximately $103,200 of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized as follows: $19,300 in 2008, $60,300 in 2009, $20,000 in 2010 and $3,600 in 2011. The total grant-date fair value of stock options that vested during the nine months ended September 28, 2008 was approximately $93,400.

3.   Comprehensive Income (Loss):

     During the three months and nine months ended September 28, 2008 and September 30, 2007, there were no differences between comprehensive income
(loss) and net income (loss).

4.   Inventories, net:

          Inventories, net of reserves, consist of the following:
             (in thousands)                             9/28/08      12/31/07
      -------------------------------------------------------------------------
                                                       (unaudited)
      Raw materials                                    $    934       $   758
      Work in process                                       225           101
      Finished goods                                        289           237
                                                       ------------------------
                                                       $  1,448       $ 1,096
                                                       ------------------------

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

     The following table shows a reconciliation of weighted average shares (in thousands):

                                                                    Three Months Ended    Nine Months Ended
                                                                   ------------------------------------------
                                                                   9/28/08     9/30/07    9/28/08     9/30/07
                                                                   ------------------------------------------
     Weighted average shares outstanding                            4,280       4,259       4,281       4,247
      Dilutive effect of stock options outstanding, using the
        treasury stock method                                          63         152          93         127
     Restricted stock                                                  --          20          --          20
                                                                   ------------------------------------------
     Diluted weighted average shares outstanding                    4,343       4,431       4,374       4,394
                                                                   ==========================================

     The following table shows the potentially dilutive securities which have been excluded from the dilutive earnings per share calculation (in thousands):

                                                  Three Months Ended          Nine Months Ended
                                                --------------------------------------------------
                                                   9/28/08     9/30/07       9/28/08       9/30/07
                                                --------------------------------------------------
Stock options where the exercise price was
   greater than the average market price               39          19            29            19

6.   Income Taxes:

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings. At September 28, 2008 and December 31, 2007, the Company had no reserves for unrecognized tax benefits on the balance sheet.

     The Company's federal income tax return for 2004 has been examined by the IRS. Our state of Massachusetts tax returns for 2005 through 2007 are open tax years. The Company's policy is to include interest expense on underpayments of income taxes in our income tax provision whereas penalties are included in general and administrative expense.

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

8.   Dividend Payable:

     On August 7, 2008, the Company's Board of Directors approved a special one-time cash dividend in the amount of $1.50 per share payable October 17, 2008 to shareholders of record on October 6, 2008. The dividend was subject to shareholders approving at a Special Meeting to be held on September 30, 2008, amendments to the Company's Stock Option Plans (i) clarifying the provisions of each plan to provide general authority to make adjustments to outstanding options in the event of any distribution of assets to stockholders other than an ordinary dividend and (ii) increasing the number of shares covered by the Plans by the number of shares necessary to adjust the outstanding options but in no event by more than an aggregate of 387,215 shares. The proposed amendments to the Company's Stock Option Plans were approved by shareholders and the special dividend amounting to $6,447,000 was paid on October 17, 2008.

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

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $10,413,000 at September 28, 2008, an increase of $412,000 over the December 31, 2007 balance. During this period, our operations provided cash of $541,000, investing activities used cash of $166,000 and financing activities provided cash of $37,000.

     Cash provided by continuing operations amounted to $606,000 and resulted mainly from net earnings of $613,000, increased by net adjustments of $489,000 for the non-cash effects of depreciation, deferred income taxes and stock compensation expense and offset by a $496,000 net increase in working capital. Discontinued operations used cash of $65,000. The primary reasons for the net increase in working capital were an increase in inventory and a decrease in accrued expenses partially offset by an increase in accounts payable. The inventory increase of $353,000 is mainly necessary to support the current level of shipments and backlog and to meet customer delivery requirements. The $335,000 decrease in accrued liabilities is mainly due to a net reduction of $273,000 in the key employee bonus plan resulting from a $500,000 payment of the 2007 bonus accrual. The increase of $144,000 in accounts payable is mainly due to the timing of inventory and equipment purchases.

     Capital expenditures during the nine months ended September 28, 2008 amounted to $156,000.

     During the nine months ended September 28, 2008, we purchased 7,805 shares of our common stock in the open market at an average price of $4.14.

     On August 7, 2008, the Company's Board of Directors approved a special one-time cash dividend in the amount of $1.50 per share payable (total amount $6,447,000) on October 17, 2008 to shareholders of record on October 6, 2008.

     We believe that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business during the next twelve months.

Off-Balance Sheet Arrangements

     We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

     During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements. At September 28, 2008, we had outstanding purchase commitments totaling approximately $927,000, all of which are expected to be fulfilled in next 6 months.

Results of Operations for the Three and Nine Months Ended September 28, 2008 Compared to the Three and Nine Months Ended September 30, 2007

     During the quarter ended September 28, 2008, net sales decreased $40,000 (1%) from the comparable quarter in 2007. This sales decrease was mainly due to sales reductions in our standard product line of $281,000 (17%) and our transducer product line of $14,000 (7%) partially offset by a $255,000 (17%) sales increase in our high precision and high reliability product lines. During the nine months ended September 28, 2008, net sales increased $10,000 from the comparable period in 2007. Sales increases in our high precision and high reliability product lines of $726,000 (24%) and $72,000 (6%), respectively, were offset by sales decreases in our standard product line of $661,000 (13%) and our transducer product line of $127,000 (19%). We continue to pursue sales of our more value-added, higher performance and higher average selling price products included in our high precision product line. Bookings for the three months ended September 28, 2008 amounted to $3,369,000 versus $3,333,000 in the 2007 quarter. During the nine months ended September 28, 2008, bookings totaled $10,245,000 compared to $10,195,000 in the same period of 2007. Our backlog amounted to $2,363,000 at September 28, 2008 versus $2,244,000 at September 30, 2007.

     During the quarter ended September 28, 2008, gross profit as a percentage of sales was 40% compared to 41% in the comparable quarter in 2007. The slight decrease in gross profit is mainly due to minor increases in raw material and overhead costs as a percentage of sales. Year-to-date gross profit as a percentage of sales was 41% during both periods as a 4% increase in total raw material costs was offset by a 3% reduction in overall overhead costs.

     Selling and advertising expenses increased $10,000 or 2% during the quarter ended September 28, 2008 compared to the 2007 quarter. The increase was primarily due to increased advertising expense ($15,000) and commission expense to outside sales representatives ($13,000) partially offset by a decrease in employee compensation and benefits ($22,000). Year-to-date selling and advertising expenses in 2008 were mainly equal to the 2007 amount as increased commission expense to outside sales representatives ($17,000) was partially offset by decreases in employee compensation and benefits ($6,000) and travel and entertainment ($6,000).

     General and administrative expenses decreased $51,000 or 11% during the quarter ended September 28, 2008 as compared to the 2007 quarter. This expense decrease was primarily the result of decreases of $42,000 in employee compensation and benefits, $20,000 in stock based compensation expense and $12,000 in restricted stock expense partially offset by a $11,000 increase in professional fees mainly related to our decision to consider possible strategic alternatives to increase shareholder value and a $5,000 increase in travel expenses. Year-to-date general and administrative expenses decreased $109,000 or 8% from the 2007 period. The expense decrease was primarily the result of decreases of $88,000 in employee compensation and benefits, $56,000 in stock based compensation expense and $41,000 in restricted stock expense partially offset by a $51,000 increase in professional fees mainly related to our decision to consider possible strategic alternatives to increase shareholder value and a $10,000 increase in travel and entertainment expenses.

     During the quarter and nine months ended September 28, 2008, research and development expenses increased $35,000 or 30% and $118,000 or 34%, respectively, over the 2007 periods primarily as a result of increased personnel expenses to support new product development.

     While the average invested cash balance was approximately $900,000 and $1 million higher during the quarter and nine months ended September 28, 2008 periods, respectively, over the comparable 2007 periods, interest income decreased in the 2008 periods as a result of interest rates being approximately 2 percentage points lower during 2008.

     The estimated annual combined federal and state income tax rate for 2008 is 47% compared to 26% in 2007. The 2007 estimated rate includes a reduction in the valuation allowance for deferred income taxes which amounts to approximately a 10% point reduction in the 2007 rate. The effect of this valuation adjustment was to reduce income tax expense by $33,000 and $136,000 during the quarter and nine months ended September 30, 2007, respectively. The 2008 tax rate includes a provision for state income taxes, whereas, there is no estimated state income tax provision for 2007 as we had state income tax NOL carryforwards available. The 2008 and 2007 projected rates were increased by approximately 2% points and 3% points, respectively, as a result of the effect of nondeductible stock option expense resulting from the adoption of SFAS No. 123R. The majority of the stock option expense results from incentive stock options and under SFAS No. 123R, the expense does not generate a tax deduction and related tax benefit.

     For the quarter ended September 28, 2008, we reported an operating profit of $339,000 compared to an operating profit of $383,000 in comparable quarter of 2007. Interest income amounted to $55,000 in 2008, compared to $105,000 in 2007. As a result, we reported a pre-tax profit of $394,000 during the quarter ended September 28, 2008 compared to a pre-tax profit of $488,000 in the comparable 2007 quarter. For the quarter ended September 28, 2008, we reported net earnings of $197,000 versus net earnings of $343,000 in 2007.

     We reported an operating profit of $974,000 during the nine months ended September 28, 2008, compared to an operating profit of $1,000,000 in comparable period of 2007. Interest income amounted to $173,000 in 2008, compared to $303,000 in 2007. As a result, we reported a pre-tax profit of $1,147,000 during the nine ended September 28, 2008 compared to a pre-tax profit $1,303,000 in comparable 2007 period. For the nine months ended September 28, 2008, we reported net earnings of $613,000 versus net earnings of $959,000 in 2007.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at September 28, 2008, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $104,100 increase or decrease in interest income. Adjusting the cash and cash equivalent balance at September 28, 2008 for the $6.4 million dividend payment on October 17, 2008, and assuming the remaining balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $39,700 increase or decrease in interest income

     We purchase certain inventory from and sell product in foreign countries. As these activities are currently transacted in U.S. dollars, they are not subject to foreign currency exchange risk. However, significant fluctuation in the currencies where we purchase inventory or sell product could make the U.S. dollar equivalent of such transactions more or less favorable to us and the other involved parties.

Item 4T. Controls and Procedures

     Evaluation of disclosure controls and procedures.

     We carried out an evaluation, under the supervision and with our management, including our President and Chief Executive Officer and our Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 28, 2008.

     Changes in internal control.

     Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The following table summarizes the Company's purchases of Valpey-Fisher Corporation common stock during the quarter ended September 28, 2008:

                                                                                    Total Number of            Maximum Number
                                                                                   Shares Purchased        Of Shares That May Yet
                                                                                  As Part of Publicly           Be Purchased
         Period             Total Number of Shares    Average Price Paid per      Announced Plans or         Under the Plans or
                                  Purchased                   Share                    Programs                   Programs
-----------------------------------------------------------------------------------------------------------------------------------
    6/30/08 - 7/27/08               1,600                   $3.97                        1,600                    220,045
    7/28/08 - 8/24/08                 350                   $3.94                          350                    219,695
    8/25/08 - 9/28/08                  --                      --                           --                    219,695
                           ------------------------------------------------------------------------------
                                    1,950                   $3.97                        1,950                    219,695
                           ==============================================================================

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


                                        Valpey-Fisher Corporation


Date:  November 7, 2008                 /s/ Michael J. Ferrantino
                                        -------------------------

                                        Michael J. Ferrantino,
                                        President and Chief Executive Officer


Date:  November 7, 2008                 /s/ Michael J. Kroll
                                        --------------------

                                        Michael J. Kroll
                                        Vice President, Treasurer and Chief
                                        Financial Officer