Form 10-K
period 2008-12-31
VALPEY FISHER CORP
filed 2009-03-27
CIK 85608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

                                 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-4184

Valpey-Fisher Corporation
(Exact name of registrant as specified in its charter)

Maryland	06-0737363
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification number)

75 South St., Hopkinton, Massachusetts	01748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 435-6831

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock $.05 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]   No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

The aggregate market value of voting stock held by non-affiliates: $9,377,106 (computed by reference to the last sales price of such common stock on June 27, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported in the American Stock Exchange consolidated trading index).

Number of shares of common stock outstanding at March 26, 2009:  4,297,898

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forward Looking Statements

 Information included or incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This Annual Report on Form 10-K contains forward-looking statements that  may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact be accurate.

PART I

Item 1.  Business

General

Valpey-Fisher Corporation is incorporated under the laws of Maryland.

Recent Developments

On October 17, 2008, we paid a special one-time cash dividend in the amount of $1.50 per share (total amount $6,447,000) to shareholders of record on October 6, 2008.

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

We import sub-assemblies and completed products from various Far East (including China, Japan, South Korea, Philippines, and Taiwan) and Russian suppliers for use in our domestically manufactured products and for resale to our customers.

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

We sell our frequency control products primarily to original equipment manufacturers (OEMs), electronics manufacturing services (EMS) companies, and distributors.  Our distributors also sell to both the OEMs and EMS companies. Ultrasonic transducer devices are sold primarily to OEMs, colleges and universities and research facilities.

In recent years, OEMs have outsourced a significant amount of their manufacturing capability to EMS companies.  As a result, this has tended to increase the concentration of sales to the EMS companies.  Sales to Flextronics Corporation, an EMS company, accounted for approximately 17% of our net sales in 2008.  In 2007, Flextronics Corporation acquired Solectron Corporation an EMS company.  Total sales in 2007 to both Flextronics Corporation and Solectron Corporation amounted to approximately 16% of our net sales.

Sales to our five largest customers accounted for approximately 39% of our sales in 2008 compared to 30% of our sales in 2007.  Sales to EMS companies accounted for approximately 39% of our sales in 2008 compared to 38% in 2007.

Export sales amounted to approximately 34% of our sales in 2008 compared to 29% in 2007.  Information about export sales is set forth in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference.  Our international sales are transacted in U. S. dollars.

Seasonal Fluctuations

During the last few years, we have noticed that some of our customers, most notably the EMS companies and the larger OEMs, have closed their manufacturing facilities during the last two or three weeks in December.  These facility closures reduce the number of available days to ship these customers in the 4th quarter.

Research and Development

Research and development expenses amounted to $611,000 in 2008 and $495,000 in 2007.  During 2009, we intend to continue  our efforts to develop new products which would leverage off our expertise in the timing area.

Backlog

Our backlog of firm orders was approximately $1,666,000 at December 31, 2008 compared to $2,134,000 at December 31, 2007.  We expect to ship the entire December 31, 2008 backlog during 2009.

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

Employees

At December 31, 2008, we employed 54 employees. None of our employees are represented by a collective bargaining unit. We consider our relations with our employees to be satisfactory.

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

Our results for 2009 will be negatively impacted by the current global economic conditions and uncertainties.

In 2009 our business will be adversely impacted by the current world-wide economic conditions.   The uncertainty concerning the potential duration and depth of these negative conditions persists.  These conditions also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. In addition, our customers and suppliers also may face credit and debt issues, which could have an adverse effect on their operations.  The continued global economic condition will likely have an adverse effect on our revenue, operating results and cash flow. In addition we could experience decreased demand for our products, increased risk of excess inventories, and increased risk in the collectability of accounts receivable from our customers.

If we are unable to introduce new products, including more-value added products, our future operating results may decrease.

Our future operating results are dependent on the timely development, customer acceptance, production, introduction and marketing of new products, including more-value added products.  The time lag between our customer’s acceptance of our product (a design win) and the receipt of production orders affects the timing of our sales growth and operating results.  We have continuing sales of older/mature products that tend to decline in average selling prices over the product life cycle.  By developing these new products, we can replace and/or offset the impact of the lower average selling prices of the older/mature products.

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

In 2008, sales to our top five customers accounted for approximately 39% of our sales compared to 30% in 2007.  The loss of one or more of our significant customers or a reduction in sales to any one of them could have an adverse impact on our operating results and financial condition.  All our sales are made on a purchase order basis and we do not have long-term purchase contracts with our customers.  As a result, our customers may cancel or change delivery dates within a specific period of time without penalty.

A significant portion of our revenues are to Electronics Manufacturing Services (EMS) companies.  If we fail to successfully obtain orders from the EMS companies, our operating results and financial condition could be negatively affected.

Approximately 39% of the Company’s sales in 2008 were to EMS companies.  There is a continuing trend among original equipment manufacturers (OEMs) to outsource the manufacture of their product to EMS companies.  We first work with and receive design wins from OEMs.  We then have to negotiate pricing, quantities and delivery with the EMS companies.  If we fail to successfully obtain orders from the EMS companies, our operating results and financial condition could be negatively affected.

There is a limited market and limited trading activity for our common shares.  The purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

There is a limited public market and limited trading activity for our common shares.  Directors and executive officers currently beneficially own 53% of the outstanding shares on a fully diluted basis.  5% holders, other than our directors and executive officers, and institutional holders  own approximately 17% of the outstanding shares.   During 2008, the average trading volume of our common stock was 4,700 shares per day.  As a result of the low trading volume and the limited outstanding float, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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

Members of the Board of Directors and Executive Officers, beneficially own 53% of the currently outstanding shares of Common Stock on a fully diluted basis.  By virtue of such ownership, such members of the Board and Management including Ted Valpey, Jr. may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to our stockholders.  Such concentration of ownership could have  the effect of making it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of us.

Compliance with changing corporate governance and public disclosure regulations may result in additional expenses.

Compliance with the changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (SOX), new Securities and Exchange Commission regulations and the NASDAQ Stock Market rules, requires significant management attention and has increased our professional fee expense. We will incur additional general and administrative expenses as we continue the ongoing evaluation and testing of our internal control over financial reporting as we comply with Section 404 of SOX.

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

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held on September 30, 2008.  Listed below is the matter submitted to stockholders and the results of the stockholder votes.

Approval of Amendments to the Valpey-Fisher Corporation 1992, 1999, 2001, and 2003 Stock Option Plans (i) to permit the Board to adjust outstanding options in the event of any distribution of assets to stockholders other than an ordinary dividend and (ii) to increase the number of shares covered by the Plans by the number of shares necessary to adjust the outstanding Options as described in (i) but in no event in excess of 127,214 shares under the 1992 Plan, 99,000 shares under the 1999 Plan, 132,715 shares under the 2001 Plan, and 28,286 shares under the 2003 Plan.

“For”                 3,372,113
“Against”                33,299
“Abstained”             12,925

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since October 28, 2008, our common stock has been listed and traded on the NASDAQ Capital Market under the symbol VPF.  Prior to October 28, 2008, our common stock had been listed and traded on the American Stock Exchange under the symbol VPF.   The range of high and low prices each quarter for the past two years is shown below:

For the years ended December 31,	2008		2007
	High	Low	High	Low

4th quarter	$4.79	$0.91	$6.00	$4.10
3rd quarter	4.86	2.94	6.15	4.00
2nd quarter	5.30	3.80	7.51	4.11
1st quarter	5.10	3.85	4.56	3.21

On October 17, 2008, we paid a special one-time cash dividend in the amount of $1.50 per share to shareholders of record on October 6, 2008.  No dividend was paid in 2007.

The number of stockholders of record on March 11, 2009 was 627. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

Equity Compensation Plan Information

The following table presents information as of December 31, 2008 regarding the number of shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (1)	823,265	$1.45	168,666
Equity compensation plans not approved by security holders (2)	-0-	-0-	-0-

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

Stock Repurchases

At December 31, 2008, under prior authorizations from the Board of Directors, we are authorized to purchase up to 219,700 shares of common stock through the open market or negotiated transactions.

We made no repurchases of ours common stock in the fourth quarter of 2008.

Item 6. Selected Financial Data

Years Ended December 31,	2008 (1)	2007 (1)	2006 (1)	2005	2004
	(in thousands, except per share data)
Continuing operations:
Net sales	$13,021	$13,419	$11,782	$11,427	$11,545
Gross profit	5,061	5,441	4,469	3,814	3,260
Earnings (loss) before income taxes	1,328	1,712	778	499	(55)
Income tax (expense) benefit	(592)	(521)	71	(195)	-

Earnings (loss)	736	1,191	849	304	(55)
Discontinued operations- net of income tax benefit	-	-	(180)	(60)	(110)
Net earnings (loss)	$736	$1,191	$669	$244	$(165)

Basic earnings (loss) per share:
Continuing operations	$.17	$.28	$.20	$.07	$(.01)
Discontinued operations	-	-	(.04)	(.01)	(.03)
	$.17	$.28	$.16	$.06	$(.04)
Diluted earnings (loss) per share:
Continuing operations	$.17	$.27	$.20	$.07	$(.01)
Discontinued operations	-	-	(.04)	(.01)	(.03)
	$.17	$.27	$.16	$.06	$(.04)

Cash dividends per share	$1.50	$-	$-	$-	$-
Total assets, end of year	$10,086	$15,950	$14,529	$13,617	$12,864
Long-term debt, end of year	$-	$-	$-	$-	$-

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

     Accounts receivable - We perform on-going credit evaluations of our customers and assess the collectability of our accounts receivable based on a number of factors including the customer’s financial condition and collection history, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

     Income Taxes - We have recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes.  We must estimate our income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future.  Based on our assessment of the realization of these assets, we do not have a valuation allowance at December 31, 2008.   In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable.  In the event that actual results differ from these estimates in future periods, we may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.

Financial Condition and Liquidity

Cash and cash equivalents amounted to $4,515,000 at December 31, 2008, a decrease of $5,486,000 from the December 31, 2007 level. During 2008, our continuing operations provided cash of $1,191,000, investing activities used cash of $227,000, financing activities used cash of $6,410,000, and discontinued operations used cash of $40,000.

Cash provided from continuing operations amounted to $1,191,400 in 2008 compared to $1,243,700 in 2007.  Operating cash flows during 2008 resulted mainly from net earnings of $735,800 and an increase of $454,900 for the non-cash effects of depreciation, deferred income taxes, and stock compensation expense.   During 2008, the overall components of net working capital remained level with 2007.

The $307,000 decrease in accounts receivable from the 2007 amount was mainly due to a decrease in the current year’s fourth quarter sales from the 2007 comparable period.   The inventory increase of $281,000 is mainly due to a combination of the lead times for certain raw material items and the necessary inventory to support the current level of shipments and backlog and to meet customer delivery requirements.   The decrease in accrued liabilities is mainly due to a $214,000 reduction in the key employee bonus plan accrual.

Capital expenditures amounted to $215,000 in 2008. Our budget for 2009 capital expenditures is approximately $250,000.

The Company’s Board of Directors approved a special one-time cash dividend in the amount of $1.50 per share (total amount $6,447,000) payable on October 17, 2008 to shareholders of record on October 6, 2008.

We believe that based on our current working capital and the expected cash flows from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business in 2009.

Results of Operations – 2008 versus 2007

Our net sales decreased $398,000 (3%) from 2007.   The sales decrease was due to sales reductions in our standard product line of $1,212,000 (18%) and our transducer product line of $198,000 (23%) partially offset by a $1,012,000 (18%) sales increase in our high precision and high reliability product lines.  The lower sales in our standard product and transducer product lines were primarily due to a decrease in the number of units sold and, to a lesser extent, decreases in the average selling prices.  The higher sales in our high precision and high reliability product lines were mainly due to an increase in the number of units sold. We continue to pursue sales of our more value-added, higher performance and higher average selling price products included in our high precision product line.  Total bookings for 2008 amounted to $12,519,000 versus $13,435,000 in 2007. Our backlog amounted to $1,666,000 at December 31, 2008 compared to $2,134,000 at December 31, 2007.

We reported a gross profit of $5,061,000 or 38.9% of net sales in 2008 versus a $5,441,000 gross profit or 40.5% of net sales in 2007.  The decrease in gross profit is mainly due to an overall 6% increase in raw material expense  primarily in the standard product line.   Direct labor and overhead costs as a percentage of sales remained fairly consistent during both years.

 Selling and advertising expenses amounted to $1,654,000 or 12.7% of net sales in 2008 compared to $1,756,000 13.1% of net sales in 2007.  The $102,000 decrease was primarily due to a decrease in employee compensation and benefits of $89,000 and decreased commission expense to outside sales representatives of $15,000, partially offset by $2,000 net increase in other expenses.

General and administrative expenses amounted to $1,660,000 or 12.7% of net sales in 2008 compared to $1,890,000 or 14.1% of net sales in 2007.  The $230,000 expense decrease was primarily the result of decreases of $125,700 in employee compensation and benefits, $57,700 in stock based compensation expense and $41,500 in restricted stock expense.

Research and development expenses amounted to $611,000 or 4.7% of net sales in 2008 compared to $495,000 or 3.7% of net sales in 2007.  The $117,000 expense increase is primarily as a result of increased employee compensation and benefits to support new product development.

Interest income amounted to $192,000 in 2008 versus $412,000 in 2007.  The decrease in interest income is primarily due to interest rates being approximately 2 percentage points lower during 2008.

The combined federal and state income tax rate for 2008 is 45% compared to 30% in 2007.  The main reason for the higher rate in 2008 is due to a $281,000 reduction in the valuation allowance for deferred income taxes which amounts to approximately a 16% point reduction in the 2007 rate.

We reported an operating profit of $1,136,000 during 2008, compared to an operating profit of $1,300,000 in 2007.  The current year decrease in operating profit from last year results from the lower sales and corresponding decrease in gross profit of $380,000 offset in part by a $216,000 decrease in operating expenses.  Interest income amounted to $192,000 in 2008, compared to $412,000 in 2007.  We reported a pre-tax profit of $1,328,000 in 2008 compared to a pre-tax profit $1,712,000 in 2007.  For 2008, we reported net earnings of $736,000 versus net earnings of $1,191,000 in 2007.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on our projected requirements.  At December 31, 2008, we had outstanding purchase commitments approximating $513,000, all of which we expect to be fulfilled in 2009.  At December 31, 2008, we did not have any contractual obligations for capital leases, operating leases or long-term debt.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008 and had no impact on our consolidated financial statements. In February 2008, FASB issued FASB Staff Position  (“FSP”) No. 157-2, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its results of operations or financial position

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) which permits an entity to elect to measure certain assets and liabilities at fair value at specified election dates.  SFAS No. 159 was effective for the Company on January 1, 2008 and had no impact on our consolidated financial statements as we did not elect to use the fair value option.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110, extending under certain circumstances the provisions of SAB 107 relating to the use of the “simplified method” in developing estimates of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R, Share-Based Payment.  Through December 31, 2007, we used the “simplified method” to determine the expected life of option grants.  SAB 110 is effective for stock option grants after December 31, 2007.  The impact of adopting SAB 110 did not have a material impact on the Company’s results of operations, financial position or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at December 31, 2008, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decline in interest rates would result in an approximate $45,150 increase or decrease in interest income.

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

Item 8. Financial Statements and Supplementary Data

Valpey-Fisher Corporation
Consolidated Balance Sheets

December 31,	2008	2007
Assets
Current assets:
Cash and cash equivalents	$4,514,985	$10,001,022
Accounts receivable, less allowance for doubtful accounts of $105,000 in 2008 and 2007	1,631,041	1,937,951
Inventories, net	1,376,350	1,095,498
Deferred income taxes	825,523	959,422
Other current assets	40,038	61,570
Total current assets	8,387,937	14,055,463

Property, plant and equipment, at cost:
Land and improvements	226,505	226,505
Buildings and improvements	2,058,873	2,042,975
Machinery and equipment	8,971,689	8,772,658
	11,257,067	11,042,138
Less accumulated depreciation	9,748,875	9,326,536
	1,508,192	1,715,602

Other assets	190,132	178,459
	$10,086,261	$15,949,524

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$605,851	$619,746
Accrued liabilities	1,610,802	1,757,467
Total current liabilities	2,216,653	2,377,213

Deferred income taxes	149,722	249,222

Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $1.00 par value-Authorized 1,000,000 shares; issued, none	-	-
Common stock, $.05 par value-Authorized 10,000,000 shares; issued and outstanding: 4,297,898 and 4,282,503 shares, respectively	214,895	214,125
Capital surplus	5,609,608	5,502,538
Retained earnings	1,895,383	7,606,426
Total stockholders’ equity	7,719,886	13,323,089
	$10,086,261	$15,949,524

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Operations

For the Years Ended December 31,	2008	2007
Net sales	$13,020,834	$13,419,213
Cost of sales	7,960,198	7,978,044
Gross profit	5,060,636	5,441,169

Selling and advertising expenses	1,653,977	1,756,465
General and administrative expenses	1,659,760	1,889,826
Research and development expenses	611,321	494,641
	3,925,058	4,140,932

Operating profit	1,135,578	1,300,237

Interest income	192,226	411,858

Earnings before income taxes	1,327,804	1,712,095
Income tax (expense)	(592,000)	(521,000)
Net earnings	$735,804	$1,191,095

Basic earnings per share	$.17	$.28

Diluted earnings per share	$.17	$.27

Cash dividend per share	$1.50	$-

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Cash Flows

For the Years Ended December 31,	2008	2007
Cash Flows from Operating Activities:
Net earnings	$735,804	$1,191,095
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	422,339	500,677
Changes in deferred income taxes	(38,891)	(128,046)
Stock based compensation	71,456	148,579
Tax benefits from exercise of stock options	-	(25,800)
Non-cash restricted stock compensation, net of taxes	-	24,800
Changes in assets and liabilities:
Accounts receivable, net	306,910	(324,238)
Inventories, net	(280,852)	(285,644)
Other current assets	21,532	7,577
Accounts payable and accrued liabilities	(46,942)	134,648
Net cash provided by operating activities of continuing operations	1,191,356	1,243,648
Change in deferred income taxes	27,190	27,400
Change in accrued expenses	(67,519)	(209,141)
Net cash (used) by operating activities of discontinued operations	(40,329)	(181,741)
Net cash provided by operating activities	1,151,027	1,061,907
Cash Flows from Investing Activities:
Capital expenditures	(214,929)	(323,158)
Other	(11,673)	(17,557)
Net cash (used) by investing activities	(226,602)	(340,715)
Cash Flows from Financing Activities:
Dividend paid	(6,446,847)	-
Stock options exercised	68,678	69,970
Purchases of common stock	(32,293)	-
Tax benefits from exercise of stock options	-	25,800
Net cash provided (used) by financing activities	(6,410,462)	95,770

Net Increase (Decrease) in Cash and Cash Equivalents	(5,486,037)	816,962
Cash and Cash Equivalents at beginning of year	10,001,022	9,184,060
Cash and Cash Equivalents at end of year	$4,514,985	$10,001,022

Supplemental Disclosures of Cash Flow Information Cash paid during the year by continuing operations for income taxes	$525,000	$667,500

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Stockholders’ Equity
	Common Stock		Capital	Retained	Unearned
	Shares	Amount	Surplus	Earnings	Compensation

Balance, January 1, 2007	4,256,503	$212,825	$5,276,189	$6,415,331	$(41,500)
Net earnings	-	-	-	1,191,095	-
Amortization of restricted stock grant	-	-	-	-	41,500
Tax effect of restricted stock grant	-	-	(16,700)	-	-
Exercise of stock options	26,000	1,300	68,670	-	-
Stock option income tax benefit	-	-	25,800	-	-
Stock based compensation	-	-	148,579	-	-
Balance, December 31, 2007	4,282,503	214,125	5,502,538	7,606,426	-
Net earnings	-	-	-	735,804	-
Exercise of stock options	23,200	1,160	67,517	-	-
Stock based compensation	-	-	71,456	-	-
Dividend paid ($1.50 per share)	-	-	-	(6,446,847)	-
Purchases and retirement of common stock	(7,805)	(390)	(31,903)	-	-
Balance, December 31, 2008	4,297,898	$214,895	$5,609,608	$1,895,383	$-

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements

(1)   Description of Business – Valpey-Fisher Corporation (the Company), a Maryland corporation, is involved in the design, production, import, and sale of quartz crystals and oscillators marketed primarily to customers operating in the telecommunications industry and the design, production and sale of ultrasonic transducer devices.

(2)  Summary of Significant Accounting Policies:
       Principles of consolidation – The accompanying consolidated financial statements include the accounts of Valpey-Fisher Corporation and its wholly owned subsidiaries. In 2005, the Company dissolved all the consolidating subsidiaries, except for Matec International, Inc.   Significant intercompany balances and transactions have been eliminated in consolidation
       Use of estimates – The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates.  Estimates include reserves for accounts receivable and inventory, useful lives of property, plant and equipment, accrued liabilities, deferred income taxes and assumptions used to calculate stock compensation expense.  Actual results could differ from those estimates.
       Fair value of financial instruments – The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.
       Cash equivalents – The Company considers all highly liquid money market investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates market value.
       Accounts receivable – Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  An allowance for doubtful accounts is maintained for potential credit losses based upon the Company’s expected collectability of all accounts receivable.  The Company determines the allowance based on numerous factors including the customer’s financial condition and collection history, and current economic trends.  Account balances are charged-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
       Concentration of credit risk – Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents primarily in money market accounts and reduces its exposure to credit risk by maintaining such accounts with high quality financial institutions.  At December 31, 2008, approximately $1,952,000 of the Company’s cash and cash equivalents balance were in excess of the applicable insurance limits.  Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances.  At December 31, 2008, two customers represented about 17% and 11%, respectively, of the Company’s accounts receivable.  At December 31, 2007, one  customer represented about 29%  of the Company’s accounts receivable.  To reduce credit risk, the Company performs ongoing credit evaluations of its customers, but generally does not require advance payments or collateral.  The Company maintains an allowance for doubtful accounts based upon the expected collectability of such receivables.
       Inventories – Inventories are stated at the lower of cost or market and are determined by the first-in, first out method (FIFO).

       Property, plant and equipment – The Company uses the straight-line method of providing for depreciation of property, plant and equipment for financial reporting purposes and accelerated methods for tax purposes. The estimated lives used to compute depreciation are as follows: land improvements – 10 years, building and improvements - 15 to 40 years and machinery and equipment – 3 to 10 years.
Expenditures for additions, renewals and betterments of property and equipment are capitalized.  Expenditures for repairs and maintenance are charged to expense as incurred.  As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.
      Revenue recognition – Revenue is recognized when an agreement of sale exists, product delivery has occurred, title has passed, pricing is fixed or determinable, and collection is reasonably assured.
      Research and development – Research and development costs are expensed as incurred.
      Advertising - Advertising costs are expensed as incurred.  Advertising expenses were $106,400 in 2008 and $79,500 in 2007.
      Income taxes – The Company computes deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The tax effect of the differences between stock compensation expense for financial statement and income tax purposes is charged or credited to capital surplus.
     Earnings per share – Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the net incremental shares that would be issued using the treasury stock method assuming  dilutive outstanding stock options were exercised and dilutive unvested restricted stock were vested.  The assumed proceeds under the treasury stock method include:
•	the amount paid to the Company upon exercise of the option;
•	compensation expense for future services that the Company has not yet recognized; and
•	the amount of excess tax benefits, if any, that would be credited to additional paid-in capital upon exercise of the options.

           The computation of diluted earnings per share excludes stock options and restricted stock with an exercise price in excess of the average market price as they are antidilutive.  In calculating diluted earnings per share, the dilutive effect of stock options and restricted stock are computed using the average market price for the respective period.

      Stock compensation plans – Effective January 1, 2006, the Company began recording compensation expense associated with stock-based payments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”.  Prior to January 1, 2006, the Company applied the intrinsic value method, Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based payments.  Accordingly, the Company did not recognize compensation expense for stock-based payments granted with exercise prices equal to or greater than the market value on the date of grant.  The Company has adopted the modified prospective method as permitted under SFAS No. 123R.  Under this transition provision, compensation expense associated with stock-based payments  recognized beginning January 1, 2006 includes: (a) expense related to the remaining unvested portion of all stock-based payment  awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) expense related to all stock- based payment  awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

 As a result of the adoption of SFAS No. 123R, the Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

	2008	2007
Cost of sales	$20	$27
Selling and advertising	16	29
General and administrative	24	82
Research and development	11	11
Pre-tax stock-based compensation expense	71	149
Income tax (benefit)	(5)	(5)
Net stock-based compensation expense	$66	$144

See Note 9 for further information regarding the Company’s stock-based compensation assumptions.

       Comprehensive income (loss) – Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31, 2008 and 2007 the Company had no items of other comprehensive income (loss).

        Recent accounting pronouncements –

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008 and had no impact on our consolidated financial statements. In February 2008, FASB issued FASB Staff Position  (“FSP”) No. 157-2, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its results of operations or financial position

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) which permits an entity to elect to measure certain assets and liabilities at fair value at specified election dates.  SFAS No. 159 was effective for the Company on January 1, 2008 and had no impact on our consolidated financial statements as we did not elect to use the fair value option.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110, extending under certain circumstances the provisions of SAB 107 relating to the use of the “simplified method” in developing estimates of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R, Share-Based Payment.  Through December 31, 2007, we used the “simplified method” to determine the expected life of option grants.  SAB 110 is effective for stock option grants after December 31, 2007.  The impact of adopting SAB 110 did not have a material impact on the Company’s results of operations, financial position or cash flows.

(3) Discontinued Operations:

In 1998, the Company sold all the assets of a subsidiary located in New Jersey.  As a result of this sale, the Company was required to perform environmental cleanup at this site.  As of December 31, 2008, a total of $1,560,000 has been expensed for the cleanup and $314,400 (see Note 7) is accrued for expenses relating to the cleanup.

(4) Inventories, net: Inventories, net of reserves, consist of the following:	2008	2007
Raw materials	$903,051	$757,625
Work in process	149,760	101,012
Finished goods	323,539	236,861
	$1,376,350	$1,095,498

At December 31, 2008 and 2007, inventories are presented net of inventory reserves of $1,050,000 and $925,000, respectively.

(5) Income Taxes: The provision for income taxes for continuing operations consisted of the following:

	2008	2007
Current:
Federal	$603,700	$612,600
State	-	-
	603,700	612,600
Deferred:
Federal	(136,200)	16,700
State	132,500	172,700
	(3,700)	189,400

Valuation allowance	(8,000)	(281,000)
Total	$592,000	$521,000

The total income tax provision for continuing operations differs from that computed by applying the federal income tax rate to income before income taxes. The reasons for the difference are as follows:

	2008	2007
Income taxes at statutory rates	$51,500	$82,100
State income taxes, net of federal tax effect	(27,400)	31,200
Federal tax effect of state tax operating losses utilized	115,200	115,700
Stock based compensation	20,100	46,400
Change in valuation allowance	(8,000)	(281,000)
Other, net	40,600	26,600
	$92,000	$21,000

The tax effects of significant items comprising the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Inventory valuation	$575,600	538,600
State tax loss carryforward	-	356,200
Accruals and allowances	235,100	244,700
Stock compensation	14,800	9,900
Valuation allowance	-	(190,000)
Net deferred tax assets	825,500	959,400

Deferred tax liabilities:
Depreciation	149,700	186,200
DISC commissions	-	63,000
Total deferred tax liabilities	149,700	249,200
Net deferred tax assets	$675,800	710,200

At December 31, 2007, the Company had state tax loss benefit carryforwards of $356,200 that expired  in 2008.  During 2007, the Company reduced the valuation allowance based on the Company’s ability to use state tax loss carryforwards previously reserved for.  Due to the uncertainty of the realization of this state tax benefit and management’s estimate that operating income and the reversal of future taxable temporary differences will more likely than not be sufficient to recognize all of the other deferred tax assets, the Company established a valuation allowance of $190,000 at December 31, 2007.

Tthe Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007.  Adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings.  At December 31, 2008 and 2007, the Company had no reserves for unrecognized tax benefits on the balance sheet.    Although there are no income tax audits currently in process, the Company’s federal and state of Massachusetts tax returns for 2005 through 2007 are open tax years.  The Company’s policy is to include interest expense on underpayments of income taxes in our income tax provision whereas penalties are included in general and administrative expense.

(6) Profit Sharing and Savings Plan: The Company has a trusteed profit sharing 401(k) plan that covers all qualified employees. Under the profit sharing section of the plan, the Company may make contributions to the plan at the discretion of the Board of Directors. Profit sharing expense amounted to $29,900 in 2008 and $60,000 in 2007.  Under the 401(k) section of the plan, the Company matched 50% of employee contributions up to 6% of compensation. Total Company contributions charged to operations were approximately $84,000 in 2008 and $55,000 in 2007.

(7) Accrued Liabilities: Accrued liabilities consist of the following items:	2008	2007
Employee compensation	$688,000	$833,800
Professional fees	110,000	165,000
Environmental costs (see Note 3)	314,400	381,900
Commissions	93,600	115,000
Other	404,802	261,767
	$1,610,802	$1,757,467

(8) Debt:  At December 31, 2008, the Company had no outstanding credit arrangements with banks or any other financial institution.

(9) Stockholders’ Equity: The Company has 4,297,898 and 4,282,503 shares of its $.05 par value Common Stock outstanding at December 31, 2008 and 2007, respectively.

At December 31, 2008, under prior authorizations from the Board of Directors, the Company is authorized to purchase up to an additional 219,700 shares of stock through the open market or negotiated transactions.

The Company granted 100,000 shares of restricted stock to the President and Chief Executive Officer for $5,000 in 2002.  The shares issued under a Restricted Stock Agreement vested over a period of five years.  Unearned compensation was recorded at the date of the grant based on the market value of $295,000 or $2.95 per share and was amortized over the five year vesting period.  At December 31, 2008 and 2007 all shares are vested.  During 2008, no shares of restricted stock were granted or forfeited. The amount amortized to expense was $0 in 2008 and $41,500 in 2007.  The tax effect of the differences between compensation expense for financial statement and income tax purposes was charged or credited to capital surplus.

The Company has four Stock Option Plans that originally allowed for the granting of options to officers, key employees, and other individuals to purchase a maximum of 1,000,000 shares of the Company’s common stock.  On September 30, 2008, shareholders approved amendments to the four stock option plans to adjust the number of options allowed by these plans by an aggregate of 387,215 to offset the expected decline in market value of the Company’s common stock as a result of a special cash dividend of $1.50 per share approved by the Board of Directors on August 7, 2008 and payable on October 17, 2008.  Stock-based compensation expense was not affected by this adjustment.   At December 31, 2008, the Company’s Plans allow for the granting of options to purchase a maximum of 1,387,215 shares of the Company’s common stock.

The option price and terms are recommended by the Company’s Compensation Committee to the Company’s Board of Directors for approval.  The options granted may qualify as incentive stock options (“ISO’s”).  Options granted prior to December 31, 2005 generally vested 20% on each of the first, second, third, fourth, and fifth anniversaries of the date of grant with a contractual life of ten years.  Options granted after December 31, 2005 have vested 33% on each of the first, second and third anniversaries of the date of grant and have a contractual life of five years.  The Company issues new shares upon the exercise of stock options. At December 31, 2008, options for 168,666 shares remain available for future grants under the Plans and 823,265 common shares are reserved for issuance upon exercise of the outstanding stock options.

The estimated fair value of each option granted in 2008 was determined on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for stock option grants:

Expected dividend yield	0%
Risk-free interest rate	1.9%
Expected life of options in years	4.8
Assumed volatility	46%

There were no options granted in 2007.

The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term.  The expected volatility is calculated using the Black-Scholes model based on weighted-average historic prices for a period commensurate with the expected term.  For options granted in 2006, the expected term of the option is determined based on historical experiences by using the “simplified method” as provided for in Staff Accounting Bulletin No. 107.  For options granted in 2008, the expected term of the option is determined by using historical data.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2008 and 2007, and changes during the years then ended is presented below:

	2008		2007
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
Outstanding, January 1	460,250	$3.43	486,250	$3.39
Granted	20,000	2.83	-	-
Exercised	(23,200)	2.96	(26,000)	2.69
Forfeited	(21,000)	3.59	-	-
Special dividend adjustment	387,215	1.45	-	-
Outstanding, December 31	823,265	$1.45	460,250	$3.43
Exercisable, December 31	699,952	$1.47	343,683	$3.59

The weighted average grant date fair value of options granted in 2008 was $1.20.  As of December 31, 2008, the intrinsic value (the difference between the exercise price and the market price) for all outstanding options was $233,927 and the intrinsic value for all options exercisable was $201,436.  The total intrinsic value of all options exercised during the years ended December 31, 2008 and 2007 was $27,776 and $87,690, respectively.

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

$1.09 -1.30	367,376	$1.22	5.6	274,627	$1.21	5.4
$1.36 -1.72	419,764	1.38	3.8	389,200	1.36	3.7
$4.62	36,125	4.62	1.8	36,125	4.62	1.8
	823,265	$1.45	4.5	699,952	$1.47	4.3

A summary of the status of the Company’s nonvested stock options as of December 31, 2008 and the changes during the year then ended is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2007	116,567	$1.77
Granted	20,000	1.18
Vested .	(58,766)	1.77
Forfeited	(6,000)	1.88
Special dividend adjustment	51,512	1.79
Nonvested at December 31, 2008	123,313	$1.70

At December 31, 2008, there was approximately $79,600 of total unrecognized compensation cost related to nonvested stock options granted.  That cost is expected to be recognized over a weighted-average period of 1.3 years.

(10) Earnings Per Share: The computation of basic and diluted earnings per share is as follows:
	2008	2007
Basic:
Net earnings	$735,804	$1,191,095
Weighted average shares outstanding	4,285,096	4,254,807
Basic earnings per share	$.17	$.28
Diluted:
Net earnings	$735,804	$1,191,095
Weighted average shares outstanding	4,285,096	4,254,807
Diluted effect of stock options outstanding, using the treasury stock method	102,625	132,721
Dilutive effect of unvested restricted stock, using the treasury stock method	-	12,892
Diluted weighted average shares outstanding	4,387,721	4,400,420
Diluted earnings per share	$.17	$.27

The computation of diluted earnings per share excluded stock options to purchase 18,750 shares in 2008 and 2007 as the exercise prices were greater than the average market price.

(11) Industry Segment: The Company operates in one segment: the design, production, import, and sale of quartz crystals and oscillators and ultrasonic transducer devices.

One customer accounted for approximately 17% of net sales in 2008.  This customer acquired another customer in 2007.  Total sales for these two combined customers accounted for approximately 16% of net sales in 2007.  Export sales to foreign markets, based on the location of the customer, are as follows:

	2008	2007
Asia Pacific	$2,419,700	$2,272,200
Mexico	865,900	315,100
Europe and Middle East	691,700	828,500
Canada	363,900	499,200
Other	29,800	13,700
	$4,371,000	$3,928,700

(12) Quarterly Financial Data (unaudited): Selected unaudited quarterly financial data for 2008 and 2007 is set forth below:
	First	Second	Third	Fourth
	(in thousands, except per share data)
2008
Net sales	$3,455	$3,262	$3,346	$2,958
Gross profit	1,413	1,316	1,348	984
Earnings before income taxes	373	380	394	181
Net earnings	$209	$207	$197	$123
Basic and diluted earnings per share	$.05	$.05	$.05	$.03

	First	Second	Third	Fourth
	(in thousands, except per share data)
2007
Net sales	$3,242	$3,425	$3,386	$3,366
Gross profit	1,321	1,371	1,398	1,351
Earnings before income taxes	373	442	488	409
Net earnings	$280	$336	$343	$232
Basic and diluted earnings per share	$.07	$.08	$.08	$.05

Earnings per share calculations for each of the quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

The fourth quarter of 2007 general and administrative expense includes $75,000 of professional fees incurred by the Company in considering possible strategic alternatives to increase shareholder value.   This amount had previously been classified as a current asset.  Of the $75,000 expense correction recorded in the fourth quarter, $8,000, $25,000 and $42,000 relates to the first, second, and third quarters, respectively, of 2007.  This correction did not affect cash flow and its effect on the Company’s current year’s net income and stockholders’ equity is not material.

(13) Commitments and Contingencies:  During the normal course of business, the Company incurs certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on its projected requirements.  At December 31, 2008, the Company has outstanding purchase commitments approximating $513,000, all of which are expected to be fulfilled in 2009.

In connection with the sale of its Bergen Cable Technologies, Inc. subsidiary in 1998, the Company was required to perform environmental cleanup at this site (see Note 3).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Valpey-Fisher Corporation

We have audited the accompanying consolidated balance sheets of Valpey-Fisher Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a) (2).  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valpey-Fisher Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Stowe & Degon, LLC
Westborough, Massachusetts
March 13, 2009

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A(T).  Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with our  management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  Based on our evaluation , our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control.

Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information called for by Part III is hereby incorporated by reference from the information set forth and under the headings “Common Stock Ownership of Certain Beneficial Owners and Management”, “Election of Directors”,  “Corporate Governance”, “Executive Compensation” and “Principal Accountant Fees and Services” in Registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)         The following are filed as part of this Annual Report on Form 10-K:

1.  The following Consolidated Financial Statements are included in Item 8:

     Consolidated Balance Sheets, December 31, 2008 and 2007
     Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007
     Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007
     Notes to Consolidated Financial Statements
     Report of Independent Registered Public Accounting Firm

2.  The following schedule to the Consolidated Financial Statements is filed as part of this report.

                   Schedule II – Valuation Reserves

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.  The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index are as follows:

Exhibit No.		Description
2.		Agreement of Merger and Recapitalization
3.1		Restated and Amended Articles of Incorporation
3.2		By-Laws effective May 8, 2003
10.1	*	1992 Stock Option Plan, as amended
10.2	*	1999 Stock Option Plan, as amended
10.3	*	2001 Stock Option Plan, as amended
10.4	*	Restricted Stock Agreement
10.5	*	2003 Stock Option Plan, as amended
10.6	*	Key Employee Bonus Plan for 2008
10.7	*	Letter Agreement dated September 10, 2002, between the Company and Michael Ferrantino
10.8	*	Amendment dated April 4, 2007 to Letter Agreement dated September 10, 2002, between the Company and Michael Ferrantino
10.9	*	Amendment effective August 7, 2008 to Letter Agreement dated September 10, 2002, between the Company and Michael Ferrantino
10.10	*	Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll
10.11	*	Amendment effective August 7, 2008 to Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll.
10.12	*	Change in Control Retention Agreement, dated April 4, 2007, between the Company and Michael J. Ferrantino, Jr.
10.13	*	Amendment effective August 7, 2008 to Change in Control Retention Agreement, dated April 4, 2007, between the Company and Michael J. Ferrantino, Jr.
10.14	*	Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa
10.15	*	Amendment effective August 7, 2008 to Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa.
14		Code of Ethics of the Chief Executive Officer and the Chief Financial and Accounting Officer
14.1		Code of Business Conduct and Ethics
21		Subsidiaries of the Registrant
23		Independent Registered Public Accounting Firm’s Consent
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valpey-Fisher Corporation

Date: March 27, 2009	By:	/s/ Michael J. Ferrantino
Michael J. Ferrantino
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted Valpey, Jr.	Chairman of the Board	March 27, 2009
Ted Valpey, Jr.	and Director

/s/ Michael J. Ferrantino	President, Chief Executive Officer	March 27, 2009
Michael J. Ferrantino	and Director (Principal Executive Officer)

/s/ Michael J. Kroll	Vice President, Treasurer and	March 27, 2009
Michael J. Kroll	Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)

/s/Mario Alosco	Director	March 27, 2009
Mario Alosco

/s/Richard W. Anderson	Director	March 27, 2009
Richard W. Anderson

/s/Eli Fleisher	Director	March 27, 2009
Eli Fleisher

/s/Lawrence Holsborg	Director	March 27, 2009
Lawrence Holsborg

/s/John J. McArdle III	Director	March 27, 2009
John J. McArdle III

Valpey-Fisher Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

		Additions	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended:

December 31, 2008	$105,000	$3,108	$-	$(3,108	) (1)	$105,000

December 31, 2007	$115,000	$600	$-	$(10,600	) (1)	$105,000

Inventory Reserve:

Year Ended:

December 31, 2008	$925,000	$178,715	$-	$(53,715	)(2)	$1,050,000

December 31, 2007	$1,051,000	$25,184	$-	$(151,184	)(2)	$925,000

(1)  Amounts written-off, less recoveries.
(2) Inventory disposed of.

EXHIBIT INDEX

Exhibit No.	(inapplicable items are omitted)

2.
Agreement of Merger and Recapitalization between MATEC Corporation a Delaware corporation and MATEC Corporation a Maryland corporation.  (incorporated by reference to Exhibit 2 on Registrant’s Form 10-K for the year ended December 31, 2004).

3.1	Restated and Amended Articles of Incorporation as of June 3, 2002. incorporated by reference to Exhibit 3.1 on Registrant’s Form 10-K for the year ended December 31, 2007).
3.2	By-Laws effective May 8, 2003 (incorporated by reference to Exhibit 3.3 on Registrant’s Form 10-K for the year ended December 31, 2003).
10.1	1992 Stock Option Plan, as amended. Filed herewith.
10.2	1999 Stock Option Plan, as amended. Filed herewith.
10.3	2001 Stock Option Plan, as amended. Filed herewith.
10.4	Restricted Stock Agreement. Filed herewith.
10.5	2003 Stock Option Plan, as amended. Filed herewith.
10.6	Key Employee Bonus Plan for 2008. (incorporated by reference to Exhibit 10.1 on Registrant’s Form 10-Q for the quarterly period ended March 30, 2008).
10.7	Letter Agreement dated September 10, 2002, between the Company and Michael Ferrantino. Filed herein.
10.8
Amendment dated April 4, 2007 to Letter Agreement dated September 10, 2002, between the Company and Michael Ferrantino. (incorporated by reference to Exhibit 10.2 on Registrant’s Form 10-Q for the quarterly period ended April 1, 2007).

10.9	Amendment effective August 7, 2008 to Letter Agreement dated September 10, 2002, between the Company and Michael Ferrantino. Filed herein.
10.10
Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll. (incorporated by reference to Exhibit 10.3 on Registrant’s Form 10-Q for the quarterly period ended April 1, 2007).

10.11	Amendment effective August 7, 2008 to Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll. Filed herewith.
10.12
Change in Control Retention Agreement, dated April 4, 2007, between the Company and Michael J. Ferrantino, Jr.  (incorporated by reference to Exhibit 10.4 on Registrant’s Form 10-Q for the quarterly period ended April 1, 2007).

10.13	Amendment effective August 7, 2008 to Change in Control Retention Agreement, dated April 4, 2007, between the Company and Michael J. Ferrantino, Jr. Filed herewith.
10.14
Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa.  (incorporated by reference to Exhibit 10.5 on Registrant’s Form 10-Q for the quarterly period ended April 1, 2007).

10.15	Amendment effective August 7, 2008 to Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa. Filed herewith.
14	Code of Ethics of the Chief Executive Officer and the Chief Financial and Accounting Officer (incorporated by reference to Exhibit 14 on Registrant’s Form 10-K for the year ended December 31, 2003).
14.1	Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 on Registrant’s Form 10-K for the year ended December 31, 2004).
21	Subsidiaries of the Registrant. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.