Form 10-Q
period 2009-03-29
VALPEY FISHER CORP
filed 2009-05-12
CIK 85608

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]   No [  ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

As of May 8, 2009, the number of shares outstanding of Registrant’s Common Stock, par value $.05 was 4,297,898.

Valpey-Fisher Corporation

INDEX	PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. – Financial Statements –

Consolidated Condensed Balance Sheets – March 29, 2009 (Unaudited) and December 31, 2008 (Audited)	3
Consolidated Statements of Operations – (Unaudited) Three Months Ended March 29, 2009 and March 30, 2008	4
Consolidated Statements of Cash Flows – (Unaudited) Three Months Ended March 29, 2009 and March 30, 2008	5
Notes to Consolidated Condensed Financial Statements – (Unaudited)	6-9

ITEM 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11

ITEM 3. – Quantitative and Qualitative Disclosures About Market Risk	12

ITEM 4. - Controls and Procedures	12

PART II. OTHER INFORMATION

ITEM 1A. – Risk Factors	13

ITEM 6. - Exhibits	13

SIGNATURES	14

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Valpey-Fisher Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	3/29/09	12/31/08
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$4,215	$4,515
Accounts receivable, net of allowance of $105 in 2009 and 2008	1,602	1,631
Inventories, net	1,147	1,376
Deferred income taxes	812	826
Other current assets	23	40
Total current assets	7,799	8,388

Property, plant and equipment, at cost	11,311	11,257
Less accumulated depreciation	9,850	9,749
	1,461	1,508

Other assets	199	190
Total assets	$9,459	$10,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$601	$606
Accrued liabilities	992	1,610
Total current liabilities	1,593	2,216

Deferred income taxes	146	150

Stockholders’ equity:
Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none	-	-
Common stock, $.05 par value- Authorized 10,000,000 shares;
Issued and outstanding: 4,297,898 and 4,297,898 shares	215	215
Capital surplus	5,626	5,610
Retained earnings	1,879	1,895
Total stockholders’ equity	7,720	7,720
Total liabilities and stockholders’ equity	$9,459	$10,086

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	3/29/09	3/30/08

Net sales	$2,582	$3,455
Cost of sales	1,733	2,042
Gross profit	849	1,413

Operating expenses:
Selling and advertising	412	482
General and administrative	344	457
Research and development	147	164
Total operating expenses	903	1,103

Operating profit (loss)	(54)	310

Interest income	10	63
Earnings (loss) before income taxes	(44)	373
Income tax (expense) benefit	28	(164)
Net earnings (loss)	$(16)	$209

Basic and diluted earnings (loss) per share	$-	$.05

Basic weighted average shares	4,298	4,281
Diluted weighted average shares	4,298	4,395

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	3/29/09	3/30/08
Cash flows from operating activities:
Net earnings (loss)	$(16)	$209
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities of continuing operations:
Depreciation	101	108
Deferred income taxes	10	28
Stock-based compensation	16	23
Changes in operating assets and liabilities:
Accounts receivable, net	29	(345)
Inventories, net	229	(238)
Other current assets	17	4
Accounts payable and accrued expenses	(618)	(147)
Net cash (used) by operating activities of continuing operations	(232)	(358)
Cash flows from operating activities: - Discontinued Operations
Change in accrued expenses	(5)	(6)
Net cash (used) by operating activities of discontinued operations	(5)	(6)
Net cash (used) by operating activities	(237)	(364)
Cash flows from investing activities:
Capital expenditures	(54)	(14)
Other, net	(9)	(8)
Net cash (used) by investing activities	(63)	(22)
Cash flows from financing activities:
Purchase of common stock	-	(9)
Net cash (used) by financing activities	-	(9)
Net (decrease) in cash and cash equivalents	(300)	(395)
Cash and cash equivalents:
Beginning of period	4,515	10,001
End of period	$4,215	$9,606

Supplemental Cash Flow Information
Cash paid during the period by continuing operations for income taxes	$75	$-

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

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.      Stock Compensation Plans:

At March 29, 2009, options for 168,666 shares are available for future grants to officers, key employees, and other individuals under the Company’s four Stock Option Plans.  The option price and terms are recommended by the Company’s Compensation Committee to the Company’s Board of Directors for approval.  The maximum contractual term of an option is ten years.  The options granted may qualify as incentive stock options (“ISO’s”).  Compensation expense related to stock options granted is recognized ratably over the vesting period of the option.  The Company issues new shares upon the exercise of stock options.  There were no stock option grants in the quarters ended March 29, 2009 and March 30, 2008.

The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):
	3 Months Ended
	3/29/09	3/30/08

Cost of sales	$4	$7
Selling and advertising	4	6
General and administrative	5	7
Research and development	3	3
Pre-tax stock-based compensation expense	16	23
Income tax (benefit)	(1)	(1)
Net stock-based compensation expense	$15	$22

            A summary of the activity under all the Company’s stock option plans as of March 29, 2009 and the changes during the three month period then ended are as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2008	823,265	$1.45
Options granted	0
Options exercised	0
Outstanding at March 29, 2009	823,265	$1.45	4.2	$13,428

Exercisable at March 29, 2009	706,500	$1.47	4.0	$13,421

            A summary of the status of the Company’s nonvested stock options as of March 29, 2009 and the changes during the three month period then ended are as follows:
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2008	123,313	$1.70
Granted	0	0
Vested	(6,548)	1.07
Nonvested at March 29, 2009	116,765	$1.73

            At March 29, 2009, there was approximately $64,000 of total unrecognized compensation cost related to nonvested stock options granted.  That cost is expected to be recognized as follows: $38,000 in 2009, $20,000 in 2010 and $6,000 in 2011.  The total grant-date fair value of stock options that vested during the three months ended March 29, 2009 was approximately $7,000.

3.      Comprehensive Income (Loss):

            During the three months ended March 29, 2009 and March 30, 2008, there were no differences between comprehensive income (loss) and net income (loss).

4.      Inventories, net:
  Inventories, net of reserves, of $1,100,000 in 2009 and $1,050,000 in 2008, consist of the following:
(in thousands)	3/29/09	112/31/08
	(unaudited)

Raw materials	$722	$903
Work in process	125	150
Finished goods	300	323
	$1,147	$1,376

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

           The computation of diluted earnings per share excludes stock options with an exercise price in excess of the average market price as they are antidilutive.  In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In a period of a loss, all outstanding options are considered antidilutive and are excluded from the calculation of diluted loss per share.

           The following table shows a reconciliation of weighted average shares (in thousands):

	Three Months Ended
	3/29/09	3/30/08

Weighted average shares outstanding	4,298	4,281
Dilutive effect of stock options outstanding, using the treasury stock method	-	114
Diluted weighted average shares outstanding	4,298	4,395

          During the quarter ended March 29, 2009, stock options to purchase 823,265 common shares were not  included in the computation of "Diluted Earnings (Loss) per Share" because of the antidilutive effect of the options since the Company reported a loss from operations in this period.  During the quarter ended March 30, 2008, stock options to purchase 18,750 common shares were not included in the computation of "Diluted Earnings (Loss) per Share" because the exercise price was greater than the average market price.

6.      Income Taxes:

          At March 29, 2009 and December 31, 2008, the Company had no reserves for unrecognized tax benefits on the balance sheet.

          The Company’s federal income tax return for 2004 has been examined by the IRS and the state of Massachusetts tax returns for 2005 through 2008 are open tax years.  The Company’s policy is to include interest expense on underpayments of income taxes in our income tax provision whereas penalties are included in general and administrative expense.

7.      Recent Accounting Pronouncements:

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008 and had no impact on our consolidated financial statements. In February 2008, FASB issued FASB Staff Position  (“FSP”) No. 157-2, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  FSP No. 157-2 was effective for the Company on January 1, 2009 and had no impact on our consolidated financial statements.

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

            Management believes that judgments and estimates related to our critical accounting policies could materially affect its consolidated financial statements.  Our most critical accounting policies, which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, pertain to accounts receivable, inventories and income taxes.  These policies continue to be our most critical accounting policies for the period covered by this report and there were no significant changes in the application of those policies during this reporting period.

Liquidity and Capital Resources

            Cash and cash equivalents amounted to $4,215,000 at March 29, 2009, a decrease of $300,000 from the December 31, 2008 balance.  During this period, our operations used cash of $237,000 and investing activities used cash of $63,000.

Cash used in continuing operations of $237,000 resulted mainly from the net loss of $16,000, net adjustments of $127,000 for the non-cash effects of depreciation, deferred income taxes and stock compensation expense offset by a $343,000 increase in working capital.  Discontinued operations used cash of $5,000.  The inventory decrease of $229,000 is mainly due to orders being filled from existing inventory and continued control over inventory purchases and levels required to support the current level of shipments and backlog and to meet customer delivery requirements.  The $618,000 decrease in accrued liabilities is mainly due to a payment of $280,000 under the 2008 key employee bonus plan, a $76,000 payment for the Company’s 2008 401K match, and a $75,000 federal income tax payment .

           Capital expenditures during the quarter ended March 29, 2009 amounted to $53,000.

           We believe that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business in 2009.

Off-Balance Sheet Arrangements

           We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

           During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements.  At March 29, 2009, we had outstanding purchase commitments totaling approximately $790,600, all of which are expected to be fulfilled in 2009.

Results of Operations

During the quarter ended March 29, 2009, net sales decreased $873,000 (25%) from the comparable quarter in 2008.  All product lines experienced sales decreases primarily resulting from a reduction in the overall number of units sold.  The sales reduction was mainly caused by both a lower backlog level at the beginning of 2009 and lower bookings in 2009 compared to 2008. The backlog at the beginning of 2009 was $1,666,000 compared to $2,134,000 in 2008.  Bookings during the current quarter amounted to $2,503,000 versus $3,453,000 in the 2008 quarter.  Our backlog amounted to $1,601,000 at March 29, 2009 compared to $2,166,000 at March 30, 2008.

            Gross profit as a percentage of sales was 33% during the quarter ended March 29, 2009 versus 41% in the 2008 quarter.  The main reason for the percentage decrease is the unfavorable effect of spreading the fixed overhead costs over the lower sales volume and to a lesser extent increased raw material costs.  Raw material cost as a percentage of sales was about 6% higher in 2009 mainly due to a change in product mix of sales.

           Selling and advertising expenses decreased $70,000 or 15% from the comparable quarter in 2008 mainly due to  decreases of $38,000 in commission expense to outside sales representatives and $36,000 in personnel expenses.

General and administrative expenses decreased $113,000 or 25% from the 2008 period.  This expense reduction was primarily the result of decreases of $41,000 in professional expenses and $37,000 in the key employee bonus plan expense.  Professional expenses in 2008 included expenses incurred as the company considered possible strategic alternatives to increase shareholder value.

Research and development expenses in 2009 decreased $17,000 or 10% from the 2008 amount primarily as a result of a decrease in personnel expenses.

           Interest income in 2009 decreased $53,000 from the 2008 quarter mainly as a result of the average invested cash balance being approximately $6.4 million lower in 2009 compared to the 2008 period and to a lesser extent the effect of  interest rates being approximately 1 percentage point lower during 2009.  In the 4th quarter of 2008, the Company paid a special one-time cash dividend totaling $6,447,000.

           The estimated annual combined federal and state income tax rate for 2009 is 64% compared to 44% in 2008.  The higher 2009 projected rate over the 2008 rate was mainly due to the effect of nondeductible stock option expense (11% points) and non-deductible expenses (6% points).  The majority of the stock option expense results from incentive stock options and under SFAS No. 123R, the expense does not generate a tax deduction and related tax benefit.

For the quarter ended March 29, 2009, we reported an operating loss of $54,000 compared to an operating profit of $310,000 in comparable quarter of 2008.  Interest income amounted to $10,000 in 2009, compared to $63,000 in 2008.  As a result, we reported a pre-tax loss of $44,000 during the quarter ended March 29, 2009 compared to a pre-tax profit of $373,000 in the comparable 2008 period.  For the quarter ended March 29, 2009, we reported a net loss of $16,000 versus net earnings of $209,000 in 2008.

Forward Looking Statements

Certain statements made herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as “expects”, “believes”, “estimates”, “plans” or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on our current views and assumptions and involve risks and uncertainties that include, but not limited to:
•	our results for 2009 will be negatively impacted by the current global economic conditions and uncertainties,
•	our ability to develop, market and manufacture new innovative products competitively,
•	the fluctuations in product demand of the telecommunications industry,
•	our ability, including that of our suppliers to produce and deliver materials and products competitively,
•
a significant portion of our revenues is derived from sales to a few customers and  the loss of one or more of our significant customers could have an adverse impact on our operating results and financial condition,

•
our operating results and financial condition could be negatively affected if after receiving design wins from OEMs, which in turn outsource the manufacture of their products to electronics manufacturing services ("EMS") companies, we fail to negotiate terms and  successfully obtain orders from the EMS companies directly, and

•	compliance with changing corporate governance and public disclosure regulations may result in additional expenses.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at March 29, 2009, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $42,100 increase or decrease in interest income.

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

          We carried out an evaluation, under the supervision and with our  management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 29, 2009.

          Changes in internal control.

          Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1A. Risk Factors

                                     Information regarding risk factors are set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008.  There have been no material changes from the risk factors previously disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 6.  Exhibits

3.2	Amendment to Article III, Section 1 of the By-Laws effective May 14, 2009

3.3	By-Laws effective May 14, 2009

10.1	Key Employee Bonus Plan for 2009. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valpey-Fisher Corporation

Date: May 11, 2009	By:	/s/ Michael J. Ferrantino

Michael J. Ferrantino,
President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ Michael J. Kroll

Michael J. Kroll
Vice President, Treasurer and Chief Financial Officer

-  14  -