Form 10-Q
period 2009-06-28
VALPEY FISHER CORP
filed 2009-08-11
CIK 85608

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

As of August 10, 2009, the number of shares outstanding of Registrant’s Common Stock, par value $.05 was 4,297,898.

Valpey-Fisher Corporation

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Valpey-Fisher Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	6/28/09	12/31/08
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,234	$4,515
Accounts receivable, net of allowance of $105 in 2009 and 2008	1,612	1,631
Inventories, net	1,101	1,376
Deferred income taxes	778	826
Other current assets	31	40
Total current assets	7,756	8,388

Property, plant and equipment, at cost	11,447	11,257
Less accumulated depreciation	9,945	9,749
	1,502	1,508

Other assets	200	190
Total assets	$9,458	$10,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$651	$606
Accrued liabilities	987	1,610
Total current liabilities	1,638	2,216

Deferred income taxes	169	150

Stockholders’ equity:
Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none	-	-
Common stock, $.05 par value- Authorized 10,000,000 shares;
Issued and outstanding: 4,297,898 and 4,297,898 shares	215	215
Capital surplus	5,640	5,610
Retained earnings	1,796	1,895
Total stockholders’ equity	7,651	7,720
Total liabilities and stockholders’ equity	$9,458	$10,086

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	6/28/09	6/29/08	6/28/09		6/29/08

Net sales	$2,496	$3,262		$5,078	$6,717
Cost of sales	1,681	1,946		3,415	3,988
Gross profit	815	1,316		1,663	2,729

Operating expenses:
Selling and advertising	416	435		828	917
General and administrative	328	404		673	860
Research and development	138	152		284	317
	882	991		1,785	2,094

Operating profit (loss)	(67)	325		(122)	635

Interest income	10	55		20	118
Earnings (loss) before income taxes	(57)	380		(102)	753
Income tax (expense) benefit	(25)	(173)		3	(337)
Net earnings (loss)	$(82)	$207		$(99)	$416

Basic earnings (loss) per share	$(.02)	$.05	$	( .02)	$.10
Diluted earnings (loss) per share	$(.02)	$.05	$	( .02)	$.09

Basic weighted average shares	4,298	4,281		4,298	4,281
Diluted weighted average shares	4,298	4,380		4,298	4,389

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	6/28/09	6/29/08
Cash flows from operating activities:
Net earnings (loss)	$(99)	$416
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities of continuing operations:
Depreciation	197	222
Deferred income taxes	67	60
Stock-based compensation	30	45
Changes in operating assets and liabilities:
Accounts receivable, net	19	(15)
Inventories, net	275	(385)
Other current assets	9	14
Accounts payable and accrued liabilities	(534)	(186)
Net cash provided (used) by operating activities of continuing operations	(36)	171
Cash flows from operating activities: - Discontinued Operations
Change in accrued expenses	(45)	(56)
Net cash (used) by operating activities of discontinued operations	(45)	(56)
Net cash provided (used) by operating activities	(81)	115
Cash flows from investing activities:
Capital expenditures	(190)	(116)
Other, net	(10)	(9)
Net cash (used) by investing activities	(200)	(125)
Cash flows from financing activities:
Purchase of common stock	-	(24)
Stock options exercised	-	8
Net cash (used) by financing activities	-	(16)
Net (decrease) in cash and cash equivalents	(281)	(26)
Cash and cash equivalents:
Beginning of period	4,515	10,001
End of period	$4,234	$9,975

Supplemental Cash Flow Information
Cash paid during the period by continuing operations for income taxes	$87	$200

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

2.       Stock Compensation Plans:

At June 28, 2009, options for 179,040 shares are available for future grants to officers, key employees, and other individuals under the Company’s four Stock Option Plans.  The option price and terms are recommended by the Company’s Compensation Committee to the Company’s Board of Directors for approval.  The maximum contractual term of an option is ten years.  The options granted may qualify as incentive stock options (“ISO’s”).  Compensation expense related to stock options granted is recognized ratably over the vesting period of the option.  The Company issues new shares upon the exercise of stock options.  There were no stock option grants during the three months and six months ended June 28, 2009 and June 29, 2008.

The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

	3 Months Ended		6 Months Ended
	6/28/09	6/29/08	6/28/09	6/29/08

Cost of sales	$4	$6	$8	$13
Selling and advertising	4	6	8	12
General and administrative	4	7	9	14
Research and development	2	3	5	6
Pre-tax stock-based compensation expense	14	22	30	45
Income tax (benefit)	(1)	(1)	(2)	(2)
Net stock-based compensation expense	$13	$21	$28	$43

A summary of the activity under all the Company’s stock option plans as of June 28, 2009 and the changes during the six month period then ended are as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2008	823,265	$1.45
Options granted	0
Options exercised	0
Options forfeited	(10,374)	1.26
Outstanding at June 28, 2009	812,891	$1.45	4.0	$16,961

Exercisable at June 28, 2009	741,104	$1.46	3.9	$16,644

A summary of the status of the Company’s nonvested stock options as of June 28, 2009 and the changes during the six month period then ended are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2008	123,313	$1.70
Granted	0	0
Vested	(50,488)	1.75
Forfeited	(1,038)	1.82
Nonvested at June 28, 2009	71,787	$1.66

At June 28, 2009, there was approximately $50,000 of total unrecognized compensation cost related to nonvested stock options granted.  That cost is expected to be recognized as follows: $24,000 in 2009, $20,000 in 2010 and $6,000 in 2011.  The total grant-date fair value of stock options that vested during the six months ended June 28, 2009 was approximately $88,200.

3.       Comprehensive Income (Loss):

During the three months and six months ended June 28, 2009 and June 29, 2008, there were no differences between comprehensive income (loss) and net income (loss).

4.       Inventories, net:

Inventories, net of reserves of $1,125,000 in 2009 and $1,050,000 in 2008, consist of the following:

(in thousands)	6/28/09	112/31/08
	(unaudited)
Raw materials	$740	$903
Work in process	157	150
Finished goods	204	323
	$1,101	$1,376

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

The following table shows a reconciliation of weighted average shares (in thousands):

	Three Months Ended		Six Months Ended
	6/28/09	6/29/08	6/28/09	6/29/08

Weighted average shares outstanding	4,298	4,281	4,298	4,281
Dilutive effect of stock options outstanding, using the treasury stock method	-	99	-	108
Diluted weighted average shares outstanding	4,298	4,380	4,298	4,389

During the three and six months ended June 28, 2009, stock options to purchase 823,265 common shares were not  included in the computation of "Diluted Earnings (Loss) per Share" because of the antidilutive effect of the options since the Company reported a loss from operations in these periods.  During the three and six months ended June 29, 2008, stock options to purchase 18,750 common shares were not included in the computation of "Diluted Earnings (Loss) per Share" because the exercise price was greater than the average market price.

6.       Income Taxes:

At June 28, 2009 and December 31, 2008, the Company had no reserves for unrecognized tax benefits on the balance sheet.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations", (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In April 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 156”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued and is effective for interim or annual financial periods ending after June 15, 2009.  We adopted SFAS No. 165 for the quarter ending June 28, 2009 and adoption had no impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).   SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

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

Liquidity and Capital Resources

Cash and cash equivalents amounted to $4,234,000 at June 28, 2009, a decrease of $281,000 from the December 31, 2008 balance.  During this period, our operations used cash of $81,000 and investing activities used cash of $200,000.

Cash used in operations of $81,000 resulted from the net loss of $99,000 and a $276,000 increase in working capital partially offset by the net positive adjustments of $294,000 for the non-cash effects of depreciation, deferred income taxes and stock compensation expense.  The increase in working capital is mainly due to a $623,000 decrease in accrued liabilities offset in part by a $275,000 decrease in inventory.  The $623,000 decrease in accrued liabilities results mainly from a payment of $280,000 under the 2008 key employee bonus plan, a $76,000 payment for the Company’s 2008 401K match, and $87,000 in federal income tax payments.  The inventory decrease of $275,000 is mainly due to orders being filled from existing inventory, continued control over inventory purchases and levels required to support the current level of shipments and backlog to meet customer delivery requirements and a $75,000 increase in the reserve for inventory.

Capital expenditures during the six months ended June 28, 2009 amounted to $190,000.

We believe that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business during the next twelve months.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements.  At June 28, 2009, we had outstanding purchase commitments totaling approximately $565,000, all of which are expected to be fulfilled in 2009.

Results of Operations for the Three and Six Months Ended June 28, 2009 Compared to the Three and Six Months Ended June 29, 2008

During the three and six months ended June 28, 2009, net sales decreased $766,000 (23%) and $1,639,000 (24%), respectively, from the comparable periods in 2008.   During both these periods, most product lines experienced sales decreases resulting primarily from a reduction in the overall number of units sold.  The sales reductions were mainly caused by both lower backlog levels at the beginning of each 2009 period compared to the 2008 period and lower bookings in the 2009 periods compared to 2008.  The backlog at the beginning of the 2009 second quarter and at the beginning of 2009 were $565,000 and $468,000, respectively, lower than the same periods in 2008.  Bookings during the three and six months ended June 28, 2009 were $990,000 (29%) and $1,940,000 (28%), respectively, lower than the same periods in 2008.  Our backlog amounted to $1,532,000 at June 28, 2009 versus $2,330,000 at June 29, 2008.  The decreases in bookings and the corresponding sales amounts are mainly due to the continuing general economic slowdown that began in the 4th quarter of 2008 and has negatively impacted the demand for our products.

During the three months ended June 28, 2009, gross profit as a percentage of sales was 33% compared to 40% in the comparable 2008 period.  Year-to-date gross profit was 33% of sales versus 41% in the 2008 period.  The unfavorable effect of spreading the fixed overhead costs over the lower sales volume and increased raw material costs were the main reasons for the gross profit percentage decreases.  During both periods, higher raw material costs mainly due to changes in the product mix of sales accounted for about 3 percentage points of the change.

Selling and advertising expenses decreased $19,000 (4%) during the three months ended June 28, 2009 from the comparable period in 2008.  A decrease of $30,000 in commission expense to outside sales representatives partially offsetting a $12,000 increase in travel expenses were the main reasons accounting for the lower expenses.  Year-to-date selling and advertising expenses decreased $89,000 (10%) from the 2008 period primarily as a result of reductions of $68,000 in commission expense to outside sales representatives and $34,000 in employee compensation and benefits partially offset by a $16,000 increase in travel expenses.

General and administrative expenses decreased $76,000 (19%) during the three months ended June 28, 2009 from the comparable 2008 period.  This expense reduction was primarily the result of decreases of $45,000 in employee compensation and benefits and $21,000 in professional fees.   Year-to-date general and administrative expenses decreased $187,000 (22%) from the 2008 period mainly as a result of reductions of $102,000 in employee compensation and benefits and $65,000 in professional fees.  Professional fees in both 2008 periods included expenses incurred as the company considered possible strategic alternatives to increase shareholder value.

During the three and six months ended June 28, 2009, research and development expenses decreased $14,000 (9%) and $33,000 (10%), respectively, from the 2008 periods primarily as a result of reductions in employee compensation and benefits.

During the three and six months ended June 28, 2009, interest income decreased $45,000 (82%) and $98,000 (83%), respectively, from the 2008 periods as a result of the average invested cash balance being approximately $6.3 million lower in 2009 periods compared to the 2008 periods and to a lesser extent the effect of interest rates being approximately 1 percentage point lower during the 2009 periods.  In the 4th quarter of 2008, the Company paid a special one-time cash dividend totaling $6,447,000.

The estimated annual combined federal and state income tax rate for 2009 is 3% compared to 45% in 2008.  The 2009 rate differs from the expected combined rate of 40% mainly due to the projected level of taxable income, the graduated tax rates, and the effects of nondeductible stock option expense and non-deductible expenses.   The 2008 rate differs from the expected combined rate of 40% mainly due to the effects of nondeductible stock option expense and non-deductible expenses.  The majority of the stock option expense results from incentive stock options and under SFAS No. 123R, the expense does not generate a tax deduction and related tax benefit.

For the three months ended June 28, 2009, we reported an operating loss of $67,000 compared to an operating profit of $325,000 in 2008.  This $392,000 decrease in operating profit mainly results from the $501,000 reduction in gross profit which was primarily due to the 23% decrease in sales during the current period.  The lower gross profit was partially offset by a $109,000 reduction in operating expenses.   Interest income amounted to $10,000 in 2009, compared to $55,000 in 2008.  As a result, we reported a pre-tax loss of $57,000 during the three months ended June 29, 2009 compared to a pre-tax profit of $380,000 in comparable 2008 period.  For the three months ended June 28, 2009, we reported a net loss of $82,000 versus net earnings of $207,000 in 2008.

For the six months ended June 28, 2009, we reported an operating loss of $122,000 compared to an operating profit of $635,000 in the 2008 period.  This $757,000 decrease in operating profit mainly results from the $1,066,000 reduction in gross profit which was primarily due to the 24% decrease in sales during the current year-to-date period.  The lower gross profit was partially offset by a $309,000 reduction in operating expenses.   Interest income amounted to $20,000 in 2009, compared to $118,000 in 2008.  As a result, we reported a pre-tax loss of $102,000 during the six months ended June 29, 2009 compared to a pre-tax profit of $753,000 in comparable 2008 period.  For the six months ended June 28, 2009, we reported a net loss of $99,000 versus net earnings of $416,000 in 2008.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at June 28, 2009, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $42,300 increase or decrease in interest income.

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

We carried out an evaluation, under the supervision and with our  management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 28, 2009.

Changes in internal control.

Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.       Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 14, 2009.  Listed below is the matter submitted to stockholders and the results of the stockholder votes.

(1) Election of seven directors

Nominee	“For”	“Withheld”

Mario Alosco	3,685,553	158,429
Richard W. Anderson	3,681,813	162,169
Michael J. Ferrantino	3,684,975	159,007
Eli Fleisher	3,686,231	157,751
Lawrence Holsborg	3,678,541	165,441
Ted Valpey, Jr	3,685,991	157,991

Item 6.       Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valpey-Fisher Corporation

Date: August 11, 2009	/s/ Michael J. Ferrantino
Michael J. Ferrantino
President and Chief Executive Officer

Date: August 11, 2009	/s/ Michael J. Kroll
Michael J. Kroll
Vice President, Treasurer and Chief Financial Officer