Form 10-Q
period 2009-09-27
VALPEY FISHER CORP
filed 2009-11-09
CIK 85608

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

As of November 8, 2009, the number of shares outstanding of Registrant’s Common Stock, par value $.05 was 4,297,898.

Valpey-Fisher Corporation

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Valpey-Fisher Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	9/27/09	12/31/08
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$4,288	$4,515
Receivables, net of allowances of $95 in 2009 and $105 in 2008	1,701	1,631
Inventories, net	1,150	1,376
Deferred income taxes	781	826
Other current assets	30	40
Total current assets	7,950	8,388

Property, plant and equipment, at cost	11,447	11,257
Less accumulated depreciation	10,040	9,749
	1,407	1,508

Other assets	201	190
Total assets	$9,558	$10,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$670	$606
Accrued liabilities	1,186	1,610
Total current liabilities	1,856	2,216

Deferred income taxes	177	150

Stockholders’ equity:
Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none	-	-
Common stock, $.05 par value- Authorized 10,000,000 shares;
Issued and outstanding: 4,297,898 and 4,297,898 shares	215	215
Capital surplus	5,652	5,610
Retained earnings	1,658	1,895
Total stockholders’ equity	7,525	7,720
Total liabilities and stockholders’ equity	$9,558	$10,086

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	9/27/09	9/28/08	9/27/09		9/28/08

Net sales	$2,502	$3,346		$7,580	$10,063
Cost of sales	1,621	1,998		5,035	5,986
Gross profit	881	1,348		2,545	4,077

Operating expenses:
Selling and advertising	410	446		1,238	1,363
General and administrative	332	413		1,005	1,273
Retirement agreement	265	-		265	-
Research and development	138	150		423	467
	1,145	1,009		2,931	3,103

Operating profit (loss)	(264)	339		(386)	974

Interest income	7	55		27	173
Earnings (loss) before income taxes	(257)	394		(359)	1,147
Income tax (expense) benefit	119	(197)		122	(534)
Net earnings (loss)	$(138)	$197		$(237)	$613

Basic and diluted earnings (loss) per share	$(.03)	$.05	$	( .06)	$.14

Basic weighted average shares	4,298	4,280		4,298	4,281
Diluted weighted average shares	4,298	4,343		4,298	4,374

Cash dividend per share – declared	$-	$1.50		$-	$1.50

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	9/27/09	9/28/08
Cash flows from operating activities:
Net earnings (loss)	$(237)	$613
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities of continuing operations:
Depreciation	291	340
Deferred income taxes	71	87
Stock-based compensation	42	62
Changes in operating assets and liabilities:
Receivables, net	(70)	(48)
Inventories, net	227	(353)
Other current assets	10	(16)
Accounts payable and accrued liabilities	(227)	(79)
Net cash provided by operating activities of continuing operations	107	606
Cash flows from operating activities: - Discontinued Operations
Change in accrued expenses	(133)	(65)
Net cash (used) by operating activities of discontinued operations	(133)	(65)
Net cash provided (used) by operating activities	(26)	541
Cash flows from investing activities:
Capital expenditures	(190)	(156)
Other, net	(11)	(10)
Net cash (used) by investing activities	(201)	(166)
Cash flows from financing activities:
Purchase of common stock	-	(32)
Stock options exercised	-	69
Net cash provided by financing activities	-	37
Net increase (decrease) in cash and cash equivalents	(227)	412
Cash and cash equivalents:
Beginning of period	4,515	10,001
End of period	$4,288	$10,413

Supplemental Cash Flow Information
Cash paid during the period by continuing operations for income taxes	$87	$432

Noncash Financing Activity
Dividend declared not paid	$-	$6,447

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

2.             Stock Compensation Plans:

At September 27, 2009, options for 125,040 shares are available for future grants to officers, key employees, and other individuals under the Company’s four Stock Option Plans.  The option price and terms are recommended by the Company’s Compensation Committee to the Company’s Board of Directors for approval.  The maximum contractual term of an option is ten years.  The options granted may qualify as incentive stock options (“ISO’s”).  Compensation expense related to stock options granted is recognized ratably over the vesting period of the option.  The Company issues new shares upon the exercise of stock options.

The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

	3 Months Ended		9 Months Ended
	9/27/09	9/28/08	9/27/09	9/28/08

Cost of sales	$3	$5	$11	$18
Selling and advertising	3	5	11	17
General and administrative	4	5	13	19
Research and development	2	2	7	8
Pre-tax stock-based compensation expense	12	17	42	62
Income tax (benefit)	(1)	(1)	(3)	(2)
Net stock-based compensation expense	$11	$16	$39	$60

The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for stock option grants during the nine months ended September 27, 2009 and September 28, 2008:

	2009	2008
Stock options granted	45,000	10,000
Weighted-average exercise price	$1.43	$4.10
Weighted-average grant date fair value	$.59	$1.62
Assumptions:
Risk-free interest rate	2.4%	2.7%
Expected volatility	46%	47%
Expected term in years	4.8	4.0
Expected dividend yield	0%	0%

The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term.  The expected volatility is calculated using the Black-Scholes model based on the historic prices for a period commensurate with the expected term.  The expected term of the option is determined by using historical data.

A summary of the activity under all the Company’s stock option plans as of September 27, 2009 and the changes during the nine month period then ended are as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2008	823,265	$1.45
Options granted	45,000	1.43
Options exercised	0
Options forfeited	(10,374)	1.26
Outstanding at September 27, 2009	857,891	$1.45	3.8	$118,677

Exercisable at September 27, 2009	751,510	$1.46	3.6	$110,216

A summary of the status of the Company’s nonvested stock options as of September 27, 2009 and the changes during the nine month period then ended are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2008	123,313	$1.70
Granted	45,000	.59
Vested	(60,894)	1.77
Forfeited	(1,038)	1.82
Nonvested at September 27, 2009	106,381	$1.19

At September 27, 2009, there was approximately $62,000 of total unrecognized compensation cost related to nonvested stock options granted.  That cost is expected to be recognized as follows: $13,300 in 2009, $28,500 in 2010, $14,100 in 2011, and $6,100 in 2012..  The total grant-date fair value of stock options that vested during the nine months ended September 27, 2009 was approximately $107,500.

3.            Comprehensive Income (Loss):

During the three months and nine months ended September 27, 2009 and September 28, 2008, there were no differences between comprehensive income (loss) and net income (loss).

4.             Inventories, net:

Inventories, net of reserves of $1,217,000 in 2009 and $1,050,000 in 2008, consist of the following:

(in thousands)	9/27/09	12/31/08
	(unaudited)

Raw materials	$702	$903
Work in process	188	150
Finished goods	260	323
	$1,150	$1,376

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

The following table shows a reconciliation of weighted average shares (in thousands):

	Three Months Ended		Nine Months Ended
	9/27/09	9/28/08	9/27/09	9/28/08

Weighted average shares outstanding	4,298	4,280	4,298	4,281
Dilutive effect of stock options outstanding, using the treasury stock method	-	63	-	93
Diluted weighted average shares outstanding	4,298	4,343	4,298	4,374

During the three and nine months ended September 27, 2009, stock options to purchase 857,891 common shares were not  included in the computation of "Diluted Earnings (Loss) per Share" because of the antidilutive effect of the options since the Company reported a loss from operations in these periods.  During the three and nine months ended September 28, 2008, stock options to purchase 38,750 and 28,750 common shares, respectively,  were not included in the computation of "Diluted Earnings (Loss) per Share" because the exercise price was greater than the average market price.

6.	Income Taxes:

Refundable federal income taxes included in Receivables, net at September 27, 2009 totaled $146,900. The Company had no reserves for unrecognized tax benefits on the balance sheet at September 27, 2009  and December 31, 2008.

The Company’s federal income tax return for 2007 is currently under examination by the IRS and the state of Massachusetts tax returns for 2005 through 2008 are open tax years.  The Company’s policy is to include interest expense on underpayments of income taxes in our income tax provision whereas penalties are included in general and administrative expense.

7.             Recent Accounting Pronouncements:

Effective June 29, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) ASC 105-10, “Generally Accepted Accounting Principles – Overall” (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures – Overall” (“ASC 820-10”) with respect to its financial assets and liabilities.  In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, “Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations”. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued ASC 805, "Business Combinations", (“ASC 805”).  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting ASC 805 will be dependent on the future business combinations that the Company may pursue after its effective date.

During the second quarter of 2009, the Company adopted ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The adoption of ASC Topic 855 did not have a material impact on the Company’s consolidated results of operations or financial condition.   The Company has evaluated subsequent events through November 9, 2009, the date the financial statements were issued.

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

Liquidity and Capital Resources

Cash and cash equivalents amounted to $4,288,000 at September 27, 2009, a decrease of $227,000 from the December 31, 2008 balance.  During this period, our operations used cash of $26,000 and investing activities used cash of $201,000.

Cash used in operations of $26,000 resulted from the net loss of $237,000 and a $193,000 net cash outflow from changes in our operating assets and liabilities partially offset by the net positive adjustments of $404,000 for the non-cash effects of depreciation, deferred income taxes and stock compensation expense.  The net cash outflow of $193,000 from changes in our operating assets and liabilities were mainly due to a $424,000 reduction in accrued liabilities offset in part by a $226,000 decrease in inventory.  The main items accounting for the net decrease in accrued liabilities were payments of $280,000 under the 2008 key employee bonus plan, $133,000 for environmental liabilities of our discontinued operation and $87,000 for federal income taxes.  These payments were partially offset by a $265,000 increase in the retirement agreement liability with our former CEO. The inventory decrease of $226,000 is due to a $167,000 increase in the reserve for inventory and a $59,000 decrease in inventory resulting from orders being filled from existing inventory, continued control over inventory purchases and levels required to support the current level of shipments and backlog to meet customer delivery requirements.

Capital expenditures during the nine months ended September 27, 2009 amounted to $190,000.

We believe that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business during the next twelve months.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements.  At September 27, 2009, we had outstanding purchase commitments totaling approximately $587,000, all of which are expected to be fulfilled in 2009.

Results of Operations for the Three and Nine Months Ended September 27, 2009 Compared to the Three and Nine Months Ended September 28, 2008

During the three and nine months ended September 27, 2009, net sales decreased $844,000 (25%) and $2,483,000 (25%), respectively, from the comparable periods in 2008.   During both these periods, most product lines experienced sales decreases resulting primarily from a reduction in the overall number of units sold.  The sales reductions were mainly caused by both lower backlog levels at the beginning of each 2009 period compared to the 2008 period and lower bookings in the 2009 periods compared to 2008.  The order backlog at the beginning of the 2009 third quarter and at the beginning of 2009 were $798,000 and $468,000, respectively, lower than the same periods in 2008.  Bookings during the three and nine months ended September 27, 2009 were $736,000 (22%) and $2,578,000 (25%), respectively, lower than the same periods in 2008.  Our backlog amounted to $1,785,000 at September 27, 2009 versus $2,363,000 at September 28, 2008.  The decreases in bookings and the corresponding sales amounts are mainly due to the continuing general economic slowdown that began in the 4th quarter of 2008 and has negatively impacted the demand for our products.

During the three months ended September 27, 2009, gross profit as a percentage of sales was 35% compared to 40% in the comparable 2008 period.  Year-to-date gross profit was 34% of sales versus 41% in the 2008 period.  The unfavorable effect of spreading the fixed overhead costs over the lower sales volume and increased raw material costs were the main reasons for the gross profit percentage decreases.  During both periods, higher raw material costs mainly due to changes in the product mix of sales accounted for about 3 percentage points of the change.

Selling and advertising expenses decreased $36,000 (8%) during the three months ended September 27, 2009 from the comparable period in 2008.  A decrease of $44,000 in commission expense to outside sales representatives partially offsetting a $7,000 increase in travel expenses were the main reasons accounting for the lower expenses.  Year-to-date selling and advertising expenses decreased $125,000 (9%) from the 2008 period primarily as a result of reductions of $113,000 in commission expense to outside sales representatives, $21,000 in employee compensation and benefits, and $16,000 in advertising expense partially offset by a $21,000 increase in travel expenses.

General and administrative expenses decreased $81,000 (20%) during the three months ended September 27, 2009 from the comparable 2008 period.  This expense decrease was primarily the result of decreases of $57,000 in employee compensation and benefits and $15,000 in professional fees.   Year-to-date general and administrative expenses decreased $268,000 (21%) from the 2008 period mainly as a result of reductions of $164,000 in employee compensation and benefits and $79,000 in professional fees.  Professional fees in both 2008 periods included expenses incurred as the company considered possible strategic alternatives to increase shareholder value.

On September 3, 2009, the Company and Michael Ferrantino, Sr., Chief Executive Officer ("CEO") and a Director of the Company, entered into a Retirement Agreement and General Release.   Effective on October 31, 2009, the Retirement Date, Mr. Ferrantino, will resign as Chief Executive Officer and a Director of the Company.  The Retirement Agreement provides that the Company will pay Mr. Ferrantino a lump sum retirement payment of $265,225 on November 9, 2009.  Pursuant to the Retirement Agreement, Mr. Ferrantino agreed to a one year non-compete provision, an eighteen month non-solicitation provision and a general release of claims.

During the three and nine months ended September 27, 2009, research and development expenses decreased $12,000 (8%) and $44,000 (9%), respectively, from the 2008 periods primarily as a result of reductions in employee compensation and benefits.

During the three and nine months ended September 27, 2009, interest income decreased $48,000 (87%) and $146,000 (84%), respectively, from the 2008 periods as a result of the average invested cash balance being approximately $6.4 million lower in the 2009 periods compared to the 2008 periods and the effect of interest rates being approximately 1.1 percentage points lower during the 2009 periods.  In the 4th quarter of 2008, the Company paid a special one-time cash dividend totaling $6,447,000.

The estimated annual combined federal and state income tax rate for 2009 is 34% compared to 47% in 2008.  The 2009 rate differs from the expected combined rate of 40% mainly due to the effects of nondeductible stock option expense and non-deductible expenses.   The 2008 rate differs from the expected combined rate of 40% mainly due to the effects of nondeductible stock option expense and non-deductible expenses and the federal tax effects of state tax operating losses utilized.  The majority of the stock option expense results from incentive stock options and under SFAS No. 123R, the expense does not generate a tax deduction and related tax benefit.

For the three months ended September 27, 2009, we reported an operating loss of $264,000 compared to an operating profit of $339,000 in 2008.  This $603,000 decrease in operating profit results from a $467,000 reduction in gross profit and $136,000 increase in operating expenses.  The lower gross profit was primarily due to the 25% decrease in sales.  The 2009 operating expenses were $136,000 higher than the 2008 amount as a result of the $265,000 expense related to the retirement agreement with the CEO.  Interest income amounted to $7,000 in 2009, compared to $55,000 in 2008.  As a result, we reported a pre-tax loss of $257,000 during the three months ended September 27, 2009 compared to a pre-tax profit of $394,000 in comparable 2008 period.  For the three months ended September 27, 2009, we reported a net loss of $138,000 versus net earnings of $197,000 in 2008.

For the nine months ended September 27, 2009, we reported an operating loss of $386,000 compared to an operating profit of $974,000 in the 2008 period.  The decrease in operating profit of $1,360,000 results from a $1,532,000 reduction in gross profit partially offset by a $172,000 reduction in operating expenses.  The lower gross profit was primarily due to the 25% decrease in sales.  The reduction in 2009 operating expenses is net of an expense increase of $265,000 expense related to the retirement agreement with the CEO.  Interest income amounted to $27,000 in 2009, compared to $173,000 in 2008.  As a result, we reported a pre-tax loss of $359,000 during the nine months ended September 27, 2009 compared to a pre-tax profit of $1,147,000 in comparable 2008 period.  For the nine months ended September 27, 2009, we reported a net loss of $237,000 versus net earnings of $613,000 in 2008.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at September 27, 2009, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $43,000 increase or decrease in interest income.

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

We carried out an evaluation, under the supervision and with our  management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 27, 2009.

Changes in internal control.

Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended September 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Valpey-Fisher Corporation

Date: November 9, 2009	/s/ Michael J. Ferrantino, Jr.

Michael J. Ferrantino, Jr.
President and Chief Executive Officer

Date: November 9, 2009	/s/ Michael J. Kroll

Michael J. Kroll
Vice President, Treasurer and Chief Financial Officer