Form 10-K
period 2009-12-31
VALPEY FISHER CORP
filed 2010-03-25
CIK 85608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]   No [X]

The aggregate market value of voting stock held by non-affiliates: $3,298,990 (computed by reference to the last sales price of such common stock on June 26, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported in the NASDAQ Stock Market).

Number of shares of common stock outstanding at March 24, 2010:  4,297,898

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

We import sub-assemblies and completed products from various Far East (including China, Japan, South Korea, Philippines, and Taiwan) and Russian suppliers for use in our domestically manufactured products and for resale to our customers.  Approximately 14% of our 2009 sales (10% in 2008) were attributable to products manufactured by one supplier.

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

In recent years, OEMs have outsourced a significant amount of their manufacturing capability to EMS companies.  As a result, this has tended to increase the concentration of sales to the EMS companies.  Sales to Flextronics Corporation, an EMS company, accounted for approximately 12 % and 17% of our net sales in 2009 and 2008, respectively.

Sales to our five largest customers accounted for approximately 32% of our sales in 2009 compared to 39% of our sales in 2008.  Sales to EMS companies accounted for approximately 35% of our sales in 2009 compared to 39% in 2008.

Export sales amounted to approximately 34% of our sales in 2009 and 2008.  Information about export sales is set forth in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference.  Our international sales are transacted in U. S. dollars.

Seasonal Fluctuations

During the last few years, we have noticed that some of our customers, most notably the EMS companies and the larger OEMs, have closed their manufacturing facilities during the last two or three weeks in December.  These facility closures reduce the number of available days to ship these customers in the 4th quarter.

Research and Development

Research and development expenses amounted to $627,100 in 2009 and $611,300 in 2008.  During 2010, we intend to continue our efforts to develop new products which would leverage off our expertise in the timing area and to invest in the creation of a new microwave component product line.

Backlog

Our backlog of firm orders was approximately $2,023,000 at December 31, 2009 compared to $1,666,000 at December 31, 2008.  We expect to ship the entire December 31, 2009 backlog during 2010.

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

As a result of the sale of our Bergen Cable subsidiary in 1998, we are performing environmental clean up at that site. See Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference.

Employees

At December 31, 2009, we employed 53 people.  Our future success depends in large part on the continued service of our key technical and senior management personnel and on our ability to continue to attract and retain highly qualified technical and managerial personnel.  Competition for qualified employees in our industry is at times intense.   None of our employees are represented by a collective bargaining unit. We consider our relations with our employees to be satisfactory.

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

Our results for 2010 may be negatively impacted by the current global economic conditions and uncertainties.

In 2009 our business was adversely impacted by the world-wide economic downturn.   The uncertainty concerning the potential duration and depth of this downturn persists as we enter 2010.  These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities.  In addition, our customers and suppliers also may face credit and debt issues, which could have an adverse effect on their operations.  A continued global economic downturn will likely have an adverse effect on our revenue, operating results and cash flow. In addition we could experience decreased demand for our products, increased risk of excess inventories, and increased risk in the collectability of accounts receivable from our customers.

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

In 2009, sales to our top five customers accounted for approximately 32% of our sales compared to 39% in 2008.  The loss of one or more of our significant customers or a reduction in sales to any one of them could have an adverse impact on our operating results and financial condition.  All our sales are made on a purchase order basis and we do not have long-term purchase contracts with our customers.  As a result, our customers may cancel or change delivery dates within a specific period of time without penalty.

A significant portion of our revenues are to Electronics Manufacturing Services (EMS) companies.  If we fail to successfully obtain orders from the EMS companies, our operating results and financial condition could be negatively affected.

Approximately 34% of the Company’s sales in 2009 were to EMS companies.  There is a continuing trend among original equipment manufacturers (OEMs) to outsource the manufacture of their product to EMS companies.  We first work with and receive design wins from OEMs.  We then have to negotiate pricing, quantities and delivery with the EMS companies.  If we fail to successfully obtain orders from the EMS companies, our operating results and financial condition could be negatively affected.

We rely upon one supplier for a significant portion of our revenue.

Approximately 14% of our 2009 revenue was attributable to products manufactured by one supplier and expect this supplier to account for a similar percentage of our 2010 revenue.  We do not have a written, long-term supply contract with this supplier.  If this supplier is not able or not willing to manufacture and deliver products on time and at quantities and prices acceptable we may be forced to manufacture the products internally or find other replacement suppliers.  We could encounter difficulties in finding another source for these products based on the current supplier’s product knowledge and process capability.  As a result, a significant change in the supplier’s manufacturing capability or in our relationship with this supplier our operating results and financial condition could be negatively affected.

There is a limited market and limited trading activity for our common shares.  The purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

There is a limited public market and limited trading activity for our common shares.  Directors and executive officers currently beneficially own 39% of the outstanding shares on a fully diluted basis.  5% holders, other than our directors and executive officers, and institutional holders own approximately 25% of the outstanding shares.   During 2009, the average trading volume of our common stock was approximately 2,800 shares per day.  As a result of the low trading volume and the limited outstanding float, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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

Certain Directors and Executive Officers Beneficially Own a Substantial Portion of Our Common Stock and May Be in a Position to Determine the Outcome of Our Corporate Elections

Members of the Board of Directors and Executive Officers, beneficially own 39% of the currently outstanding shares of Common Stock on a fully diluted basis.  By virtue of such ownership, such members of the Board and Management including Ted Valpey, Jr. may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to our stockholders.  Such concentration of ownership could have  the effect of making it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of us.

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

We lease approximately 1,000 square feet of engineering space in Nashua, NH.

Item 3.  Legal Proceedings

Not applicable.

Item 4.  Reserved

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since October 28, 2008, our common stock has been listed and traded on the NASDAQ Capital Market under the symbol VPF.  Prior to October 28, 2008, our common stock had been listed and traded on the American Stock Exchange under the symbol VPF.   The range of high and low prices each quarter for the past two years is shown below:

For the years ended December 31,	2009		2008
	High	Low	High	Low

4th quarter	$1.59	$1.20	$4.79	$0.91
3rd quarter	1.60	1.10	4.86	2.94
2nd quarter	1.58	1.00	5.30	3.80
1st quarter	1.95	0.91	5.10	3.85

No dividend was paid in 2009.   On October 17, 2008, we paid a special one-time cash dividend in the amount of $1.50 per share to shareholders of record on October 6, 2008.

The number of stockholders of record on March 10, 2010 was 591. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

Equity Compensation Plan Information

The following table presents information as of December 31, 2009 regarding the number of shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (1)	887,891	$1.45	95,040
Equity compensation plans not approved by security holders (2)	-0-	-0-	-0-

(1)	Includes the 2003, 2001, 1999 and 1992 Stock Option Plans.
(2)	Does not include 100,000 shares of Restricted Stock awarded pursuant to the Restricted Stock Agreement dated December 19, 2002 between Mr. Ferrantino and us.

Material Feature of Restricted Stock Agreement between Us and Mr. Ferrantino Not Approved by Shareholders

As an inducement to becoming our employee, we entered into a Restricted Stock Agreement dated December 19, 2002 with Michael J. Ferrantino, a director and our Chief Executive Officer (“CEO”) until October 31, 2009.  Pursuant to the agreement, on December 24, 2002 we issued Mr. Ferrantino 100,000 shares of Common Stock for a purchase price of $.05 per share or an aggregate purchase price of $5,000.  All restrictions on transferring the shares pursuant to the Agreement terminated on October 23, 2007.  The Restricted Stock Agreement was not submitted to shareholders for approval.  Mr. Ferrantino resigned as CEO and a Director of the Company on October 31, 2009.

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

Stock Repurchases

At December 31, 2009, under prior authorizations from the Board of Directors, we are authorized to purchase up to 219,700 shares of common stock through the open market or negotiated transactions.

We made no repurchases of ours common stock in the fourth quarter of 2009.

Item 6. Selected Financial Data

Five Year Financial Summary

Years Ended December 31,	2009 (1)	2008 (1)	2007 (1)	2006(1)	2005
	(in thousands, except per share data)
Continuing operations:
Net sales	$10,378	$13,021	$13,419	$11,782	$11,427
Gross profit	3,452	5,061	5,441	4,469	3,814
Earnings (loss) before income taxes	(300)	1,328	1,712	778	499
Income tax (expense) benefit	87	(592)	(521)	71	(195)
Earnings (loss)	(213)	736	1,191	849	304
Discontinued operations- net of income tax benefit	-	-	-	(180)	(60)
Net earnings (loss)	$(213)	$736	$1,191	$669	$244

Basic earnings (loss) per share:
Continuing operations	$(.05)	$.17	$.28	$.20	$.07
Discontinued operations	-	-	-	(.04)	(.01)
	$(.05)	$.17	$.28	$.16	$.06

Diluted earnings (loss) per share:
Continuing operations	$(.05)	$.17	$.27	$.20	$.07
Discontinued operations	-	-	-	(.04)	(.01)
	$(.05)	$.17	$.27	$.16	$.06

Cash dividends per share	$-	$1.50	$-	$-	$-
Total assets, end of year	$9,549	$10,086	$15,950	$14,529	$13,617
Long-term debt, end of year	$-	$-	$-	$-	$-

(1)
Effective January 1, 2006,  we changed our method of accounting for stock-based compensation to conform to Financial Accounting Standards Board Accounting Standards Codification 717-10, formerly Statement of Financial Accounting Standards No. 123R “Share-Based Payment”.

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

Income Taxes - We have recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes.  We must estimate our income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future.  Based on our assessment of the realization of these assets, we do not have a valuation allowance at December 31, 2009.   In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable.  In the event that actual results differ from these estimates in future periods, we may need to establish an additional valuation allowance or reduce the valuation allowance, which could materially impact our financial position and results of operations.

Financial Condition and Liquidity

Cash and cash equivalents amounted to $4,053,000 at December 31, 2009, a decrease of $462,300 from the December 31, 2008 level as our operations used cash of $93,600 and our investing activities used cash of $368,700.

Cash used in operations of $93,600 resulted from the net loss of $213,500 and a net cash outflow of $461,400 from changes in our operating assets and liabilities partially offset by the net positive adjustments of $581,300 for the non-cash effects of depreciation and provisions for inventory, deferred income taxes and stock compensation. The net cash outflow from changes in our operating assets and liabilities were mainly due to a $749,700 reduction in accrued liabilities offset in part by an $82,200 decrease in net inventory and a $342,900 increase in accounts payable. The main items accounting for the net decrease in accrued liabilities were payments of $280,000 under the 2008 key employee bonus plan, $148,100 for environmental liabilities of our discontinued operation, $87,000 for federal income taxes and a reduction in accrued compensation of $157,100. The inventory decrease results from orders being filled from existing inventory and continued control over inventory purchases and levels required to support the current level of shipments and backlog to meet customer delivery requirements. The increase in accounts payable is primarily due to the timing of inventory and equipment purchases.

Capital expenditures amounted to $356,300 in 2009. Our budget for 2010 capital expenditures is approximately $940,000 and is geared toward new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products.

We believe that based on our current working capital and the expected cash flows from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business in 2010.

Results of Operations – 2009 versus 2008

Our net sales decreased $2,643,000 (20%) from 2008.   Most product lines experienced sales decreases resulting primarily from a reduction in the overall number of units sold.  The sales reduction was mainly caused by both lower backlog levels at the beginning of 2009 compared to 2008 and lower bookings in 2009 compared to 2008.  The order backlog at the beginning of the 2009 was $468,000 (22%) lower than at the beginning of 2008 and bookings for 2009 were $1,809,000 (14%) lower than in 2008.  Our backlog at December 31, 2009 amounted to $2,023,000 versus $1,666,000 at December 31, 2008.  The decreases in bookings and the corresponding sales amounts are mainly due to the continuing general economic slowdown that began in the 4th quarter of 2008 and has negatively impacted the demand for our products.

Our gross profit in 2009 decreased $1,608,000 from the 2008 amount and as a percentage of sales was 33% compared to 39% in 2008.  The main factors contributing equally to the gross profit percentage decrease were the unfavorable effect of spreading the fixed overhead costs over the lower sales volume and increased raw material costs that were mainly due to changes in the product mix of sales.

Selling and advertising expenses decreased $41,000 (3%) from 2008 primarily as a result of reductions of $88,000 in commission expense to outside sales representatives and $23,000 in advertising expense partially offset by increases of $41,000 in travel expenses and $25,000 in employee compensation and benefits.

General and administrative expenses decreased $380,000 (23%) from 2008 mainly as a result of reductions of $238,000 in employee compensation and benefits and $128,000 in professional fees.  Professional fees in 2008 included expenses incurred as the company considered possible strategic alternatives to increase shareholder value.

In the third quarter of 2009, the Company and Michael Ferrantino, Sr., the Chief Executive Officer (“CEO”) and a Director of the Company at that time, entered into a Retirement Agreement and General Release.   Effective October 31, 2009, Mr. Ferrantino resigned as CEO and a Director of the Company.   Pursuant to the Retirement Agreement, the Company paid Mr. Ferrantino a lump sum retirement payment of $265,225 on November 9, 2009 and Mr. Ferrantino agreed to a one year non-compete provision, an eighteen month non-solicitation provision and a general release of claims.

Research and development expenses increased $16,000 (3%) over the 2008 amount primarily as a result of an increase in depreciation expense of $9,000 and operating supplies of $4,000.

During 2009 interest income decreased $160,000 (83%) from 2008 as a result of the average invested cash balance being approximately $4.6 million lower in 2009 compared to 2008 and the effect of interest rates being approximately 1.5 percentage points lower during 2009.  In the 4th quarter of 2008, the Company paid a special one-time cash dividend totaling $6,447,000.

The combined federal and state income tax rate for 2009 is 29% compared to 45% in 2008.  The 2009 rate differs from the expected combined rate of 40% mainly due to the effects of non-deductible stock option and meals and entertainment expenses.  The 2008 rate differs from the expected combined rate of 40% mainly due to the effects of non-deductible stock option and meals and entertainment expenses and the federal tax effects of state tax operating losses utilized.

We reported an operating loss of $332,000 in 2009 compared to an operating profit of $1,136,000 in 2008.  The decrease in operating profit of $1,467,000 results from a $1,608,000 reduction in gross profit partially offset by a $141,000 reduction in operating expenses.  The lower gross profit was primarily due to the 20% decrease in sales.  The reduction in 2009 operating expenses is net of an increase in non-recurring retirement expense of $265,000 expense related to the retirement agreement with the former CEO.  Interest income amounted to $32,000 in 2009, compared to $192,000 in 2008.  We reported a pre-tax loss of $300,000 during 2009 compared to a pre-tax profit of $1,328,000 in 2008.  For 2009, we reported a net loss of $213,000 versus net earnings of $736,000 in 2008.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on our projected requirements.  At December 31, 2009, we had outstanding purchase commitments approximating $1,574,000, all of which we expect to be fulfilled in 2010.  At December 31, 2009, we had no contractual obligations for capital leases, no material contractual obligation for operating leases and no long-term debt.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10, “Generally Accepted Accounting Principles – Overall” (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles.   The Company adopted this standard effective June 29, 2009 and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at December 31, 2009, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decline in interest rates would result in an approximate $40,500 increase or decrease in interest income.

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

Item 8. Financial Statements and Supplementary Data

Valpey-Fisher Corporation
Consolidated Balance Sheets

December 31,	2009	2008
Assets
Current assets:
Cash and cash equivalents	$4,052,721	$4,514,985
Receivables, net	1,743,494	1,631,041
Inventories, net	1,105,417	1,376,350
Deferred income taxes	848,021	825,523
Other current assets	110,932	40,038
Total current assets	7,860,585	8,387,937

Property, plant and equipment, at cost:
Land and improvements	226,505	226,505
Buildings and improvements	2,058,873	2,058,873
Machinery and equipment	9,328,008	8,971,689
	11,613,386	11,257,067
Less accumulated depreciation	10,127,624	9,748,875
	1,485,762	1,508,192

Other assets	202,502	190,132
	$9,548,849	$10,086,261
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$948,799	$605,851
Accrued liabilities	861,145	1,610,802
Total current liabilities	1,809,944	2,216,653

Deferred income taxes	175,171	149,722

Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $1.00 par value-Authorized 1,000,000 shares; issued, none	-	-
Common stock, $.05 par value-Authorized 10,000,000 shares; issued and outstanding: 4,297,898 and 4,297,898 shares, respectively	214,895	214,895
Capital surplus	5,666,925	5,609,608
Retained earnings	1,681,914	1,895,383
Total stockholders’ equity	7,563,734	7,719,886
	$9,548,849	$10,086,261

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Operations

For the Years Ended December 31,	2009		2008
Net sales		$10,378,206	$13,020,834
Cost of sales		6,925,823	7,960,198
Gross profit		3,452,383	5,060,636

Selling and advertising expenses		1,612,622	1,653,977
General and administrative expenses		1,279,301	1,659,760
Retirement agreement		265,225	-
Research and development expenses		627,100	611,321
		3,784,248	3,925,058

Operating profit (loss)		(331,865)	1,135,578

Interest income		31,796	192,226

Earnings (loss) before income taxes		(300,069)	1,327,804
Income tax (expense) benefit		86,600	(592,000)
Net earnings (loss)		$(213,469)	$735,804

Basic and diluted earnings (loss) per share	$	( .05)	$.17

Cash dividend per share		$-	$1.50

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Cash Flows

For the Years Ended December 31,	2009	2008
Cash Flows from Operating Activities:
Net earnings (loss)	$(213,469)	$735,804
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	378,749	422,339
Provisions for inventory	188,775	178,715
Deferred income taxes	(103,100)	(38,891)
Stock based compensation	57,317	71,456
Changes in operating assets and liabilities:
Receivables, net	(112,453)	306,910
Inventories, net	82,158	(280,852)
Other current assets	(70,894)	21,532
Accounts payable and accrued liabilities	(212,181)	(46,942)
Net cash provided (used) by operating activities of continuing operations	(5,098)	1,191,356
Deferred income taxes	59,600	27,190
Change in accrued liabilities	(148,077)	(67,519)
Net cash (used) by operating activities of discontinued operations	(88,477)	(40,329)
Net cash provided (used) by operating activities	(93,575)	1,151,027

Cash Flows from Investing Activities:
Capital expenditures	(356,319)	(214,929)
Other	(12,370)	(11,673)
Net cash (used) by investing activities	(368,689)	(226,602)
Cash Flows from Financing Activities:
Dividend paid	-	(6,446,847)
Stock options exercised	-	68,678
Purchases of common stock	-	(32,293)
Net cash (used) by financing activities	-	(6,410,462)

Net (Decrease) in Cash and Cash Equivalents	(462,264)	(5,486,037)
Cash and Cash Equivalents at beginning of year	4,514,985	10,001,022
Cash and Cash Equivalents at end of year	$4,052,721	$4,514,985

Supplemental Disclosures of Cash Flow Information
Cash paid during the year by continuing operations for income taxes	$87,500	$525,000

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings

Balance, January 1, 2008	4,282,503	$214,125	$5,502,538	$7,606,426
Net earnings	-	-	-	735,804
Exercise of stock options	23,200	1,160	67,517	-
Stock based compensation	-	-	71,456	-
Dividend paid ($1.50 per share)	-	-	-	(6,446,847)
Purchases and retirement of common stock	(7,805)	(390)	(31,903)	-
Balance, December 31, 2008	4,297,898	214,895	5,609,608	1,895,383
Net (loss)	-	-	-	(213,469)
Stock based compensation	-	-	57,317	-
Balance, December 31, 2009	4,297,898	$214,895	$5,666,925	$1,681,914

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

(2)  Summary of Significant Accounting Policies:

Principles of consolidation – The accompanying consolidated financial statements include the accounts of Valpey-Fisher Corporation and its wholly owned subsidiary, Matec International, Inc.   Significant intercompany balances and transactions have been eliminated in consolidation

Use of estimates – The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates.  Estimates include reserves for accounts receivable and inventory, useful lives of property, plant and equipment, accrued liabilities, deferred income taxes and assumptions used to calculate stock compensation expense.  Actual results could differ from those estimates.

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

Concentration of credit risk – Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents primarily in money market accounts and reduces its exposure to credit risk by maintaining such accounts with high quality financial institutions.  At December 31, 2009, approximately $1,460,000 of the Company’s cash and cash equivalents balance were in excess of the applicable insurance limits.  Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances.  At December 31, 2009, one customer represented about 17% of the Company’s accounts receivable.  At December 31, 2008, two customers represented about 17% and 11%, respectively, of the Company’s accounts receivable.   To reduce credit risk, the Company performs ongoing credit evaluations of its customers, but generally does not require advance payments or collateral.  The Company maintains an allowance for doubtful accounts based upon the expected collectability of such receivables.

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

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

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

Advertising - Advertising costs are expensed as incurred.  Advertising expenses were $83,200 in 2009 and $106,400 in 2008.

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

Earnings (loss) per share – Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the net incremental shares that would be issued using the treasury stock method assuming  dilutive outstanding stock options were exercised, except when anti-dilutive.  The computation of diluted earnings per share excludes stock options with an exercise price in excess of the average market price as they are anti-dilutive.  In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period.

Stock-based compensation – The Company measures stock based compensation cost at the grant date based on the fair value of the award.  The cost is recognized as an expense, net of estimated forfeitures, on a straight line basis, over the vesting period.  The Company calculates the grant-date fair value using the Black-Scholes valuation model.  The valuation model requires the Company to make estimates of assumptions for expected volatility, expected term, risk-free interest rate, and expected dividend.

The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

	2009	2008
Cost of sales	$14	$20
Selling and advertising	15	16
General and administrative	18	24
Research and development	10	11
Pre-tax stock-based compensation expense	57	71
Income tax (benefit)	(4)	(5)
Net stock-based compensation expense	$53	$66

See Note 9 for additional information relating to stock-based compensation.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

Comprehensive income (loss) – Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31, 2009 and 2008 the Company had no items of other comprehensive income (loss).

Reclassifications – In the Consolidated Statements of Cash Flows, certain amounts for 2008 have been reclassified to conform to the current year presentation.

Recent accounting pronouncements –

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10, “Generally Accepted Accounting Principles – Overall” (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles. The Company adopted this standard effective June 29, 2009 and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

(3) Receivables, net: Receivables, net of allowances, consist of the following:

	2009	2008
Accounts receivables, less allowance for doubtful accounts of $100,000 in 2009 and $105,000 in 2008	$1,672,894	$1,631,041
Refundable income taxes	70,600	-
	$1,743,494	$1,631,041

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

(4) Inventories, net: Inventories, net of reserves, consist of the following:

	2009	2008
Raw materials	$634,334	$903,051
Work in process	182,020	149,760
Finished goods	289,063	323,539
	$1,105,417	$1,376,350

At December 31, 2009 and 2008, inventories are presented net of inventory reserves of $1,200,000 and $1,050,000, respectively.

(5) Income Taxes: The provision (benefit) for income taxes for continuing operations consisted of the following:

	2009	2008
Current:
Federal	$2,500	$603,700
State	14,000	-
	16,500	603,700
Deferred:
Federal	(66,525)	(136,200)
State	(36,575)	132,500
	(103,100)	(3,700)
Valuation allowance	-	(8,000)
Total	$(86,600)	$592,000

The total income tax provision for continuing operations differs from that computed by applying the federal income tax rate to income before income taxes. The reasons for the difference are as follows:

	2009	2008
Income taxes at statutory rates	$(102,000)	$451,500
State income taxes, net of federal tax effect	(14,900)	(27,400)
Stock based compensation	16,200	20,100
Federal tax effect of state tax operating losses utilized	-	115,200
Change in valuation allowance	-	(8,000)
Other, net	14,100	40,600
	$(86,600)	$592,000

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

The tax effects of significant items comprising the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Inventory valuation	$676,700	$575,600
Accruals and allowances	152,200	235,100
Stock compensation	16,700	14,800
State tax loss carryforward	2,400	-
Net deferred tax assets	848,000	825,500

Deferred tax liabilities:
Depreciation	175,200	149,700
Total deferred tax liabilities	175,200	149,700
Net deferred tax assets	$672,800	$675,800

At December 31, 2009 and 2008, the Company had no reserves for unrecognized tax benefits on the balance sheet.    During 2009 the Company’s tax return for 2007 was examined by the Internal Revenue Service which resulted in no changes to the tax return.  The federal income tax return for 2008 and the Massachusetts tax returns for 2006 through 2008 are open tax years.  The Company’s policy is to include interest expense on underpayments of income taxes in our income tax provision whereas penalties are included in general and administrative expense.

(6) Profit Sharing and Savings Plan: The Company has a profit sharing 401(k) plan that covers all qualified employees. Under the profit sharing section of the plan, the Company may make contributions to the plan at the discretion of the Board of Directors. Profit sharing expense amounted to $ 0 in 2009 and $29,900 in 2008.  Under the 401(k) section of the plan, the Company matched 50% of employee contributions up to 6% of compensation. Total Company contributions charged to operations were approximately $80,200 in 2009 and $84,000 in 2008.

(7) Accrued Liabilities: Accrued liabilities consist of the following items:

	2009	2008
Employee compensation	$250,900	$688,000
Environmental costs	166,300	314,400
Profit sharing 401(k)	99,900	84,200
Professional fees	90,000	110,000
Commissions	51,200	93,600
Other	202,845	320,602
	$861,145	$1,610,802

In 1998, the Company sold all the assets of a subsidiary located in New Jersey which is reported as a Discontinued Operation in the financial statements.  As a result of this sale, the Company was required to perform environmental cleanup at this site.  As of December 31, 2009, a total of $1,560,000 has been expensed for the cleanup and $166,300 is accrued for expenses relating to the cleanup.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

(8) Debt:  At December 31, 2009, the Company had no outstanding credit arrangements with banks or any other financial institution.

(9) Stockholders’ Equity: The Company has 4,297,898 shares of its $.05 par value Common Stock outstanding at December 31, 2009 and 2008, respectively.

At December 31, 2009, under prior authorizations from the Board of Directors, the Company is authorized to purchase up to an additional 219,700 shares of stock through the open market or negotiated transactions.

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

The option price and terms are recommended by the Company’s Compensation Committee to the Company’s Board of Directors for approval.  The options granted may qualify as incentive stock options (“ISO’s”).  Options granted prior to December 31, 2005 generally vested 20% on each of the first, second, third, fourth, and fifth anniversaries of the date of grant with a contractual life of ten years.  Options granted after December 31, 2005 have vested 33% on each of the first, second and third anniversaries of the date of grant and have a contractual life of five years.  The Company issues new shares upon the exercise of stock options. At December 31, 2009, options for 95,040 shares remain available for future grants under the Plans and 887,891 common shares are reserved for issuance upon exercise of the outstanding stock options.

The estimated fair value of each option granted in 2009 and 2008 was determined on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for stock option grants:

	2009	2008
Expected dividend yield	0%	0%
Risk-free interest rate	2.3%	1.9%
Expected life of options in years	4.7	4.8
Assumed volatility	46%	46%

The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term.  The expected volatility is calculated using the Black-Scholes model based on weighted-average historic prices for a period commensurate with the expected term.  The expected term of the option is determined by using historical data.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

A summary of the status of the Company’s stock option plans as of December 31, 2009 and 2008, and changes during the years then ended is presented below:

	2009		2008
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
Outstanding, January 1	823,265	$1.45	460,250	$3.43
Granted	75,000	1.39	20,000	2.83
Exercised	-	-	(23,200)	2.96
Forfeited	(10,374)	1.26	(21,000)	3.59
Special dividend adjustment	-	-	387,215	1.45
Outstanding, December 31	887,891	$1.45	823,265	$1.45
Exercisable, December 31	757,149	$1.46	699,952	$1.47

The weighted average grant date fair value of options granted in 2009 and 2008 was $0.58 and $1.20, respectively.  As of December 31, 2009, the intrinsic value (the difference between the exercise price and the market price) for all outstanding options was $154,956 and the intrinsic value for all options exercisable was $138,693.  The total intrinsic value of all options exercised during the year ended December 31, 2008 was $27,776.

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

$1.09 -1.34	367,002	$1.22	4.6	319,453	$1.21	4.5
$1.36 -1.72	484,764	1.38	0.9	401,571	1.37	0.2
$4.62	36,125	4.62	0.8	36,125	4.62	0.8
	887,891	$1.45	2.4	757,149	$1.46	2.0

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

A summary of the status of the Company’s nonvested stock options as of December 31, 2009 and the changes during the year then ended is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2008	123,313	$1.70
Granted	75,000	.58
Vested	(66,533)	1.71
Forfeited	(1,038)	1.82
Nonvested at December 31, 2009	130,742	$1.05

At December 31, 2009, there was approximately $63,900 of total unrecognized compensation cost related to nonvested stock options granted.  That cost is expected to be recognized as follows: $33,800 in 2010, $19,400 in 2011 and $10,700 in 2012.

(10) Earnings (Loss) Per Share: The computation of basic and diluted earnings (loss) per share is as follows:

	2009	2008
Basic:
Net earnings (loss)	$(213,469)	$735,804
Weighted average shares outstanding	4,297,898	4,285,096
Basic earnings (loss) per share	$(.05)	$.17
Diluted:
Net earnings (loss)	$(213,469)	$735,804
Weighted average shares outstanding	4,297,898	4,285,096
Diluted effect of stock options outstanding, using the treasury stock method	-	102,625
Diluted weighted average shares outstanding	4,297,898	4,387,721
Diluted earnings (loss) per share	$(.05)	$.17

In 2009 stock options to purchase 887,891 common shares were not included in the computation of "Diluted Earnings (Loss) per Share" because of the anti-dilutive effect of the options since the Company reported a net loss.  In 2008 stock options to purchase 53,415 common shares were not included in the computation of "Diluted Earnings (Loss) per Share" because the exercise price was greater than the average market price.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

(11) Industry Segment: The Company operates in one segment: the design, production, import, and sale of quartz crystals and oscillators and ultrasonic transducer devices.

Export sales to foreign markets, based on the location of the customer, are as follows:

	2009	2008
Asia Pacific	$2,209,500	$2,419,700
Mexico	394,900	865,900
Europe and Middle East	581,200	691,700
Canada	278,800	363,900
Other	34,300	29,800
	$3,498,700	$4,371,000

(12) Concentration Risks:  One customer accounted for approximately 12% and 17% of net sales in 2009 and 2008, respectively.

Products manufactured by one supplier accounted for approximately 14% and 10% of our revenue in 2009 and 2008, respectively.

(13) Quarterly Financial Data (unaudited): Selected unaudited quarterly financial data for 2009 and 2008 is set forth below:

	First	Second	Third	Fourth
	(in thousands, except per share data)
2009
Net sales	$2,582	$2,496	$2,502	$2,798
Gross profit	849	815	881	908
Earnings (loss) before income taxes	(44)	(57)	(257)	59
Net earnings (loss)	$(16)	$(82)	$(138)	$23
Basic and diluted earnings per share	$-	$(.02)	$(.03)	$.01

	First	Second	Third	Fourth
	(in thousands, except per share data)
2008
Net sales	$3,455	$3,262	$3,346	$2,958
Gross profit	1,413	1,316	1,348	984
Earnings before income taxes	373	380	394	181
Net earnings	$209	$207	$197	$123
Basic and diluted earnings per share	$.05	$.05	$.05	$.03

The third quarter of 2009 includes $265,255 of expense relating to a retirement agreement and general release with the former Chief Executive Officer of the Company.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

Earnings (loss) per share calculations for each of the quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year’s earnings (loss) per share amounts.

(14) Commitments and Contingencies:  During the normal course of business, the Company incurs certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on its projected requirements.  At December 31, 2009, the Company has outstanding purchase commitments approximating $1,574,000, all of which are expected to be fulfilled in 2010.

In connection with the sale of its Bergen Cable Technologies, Inc. subsidiary in 1998, the Company was required to perform environmental cleanup at this site (see Note 7).

(15) Subsequent Events:  The Company has evaluated all subsequent events through the date these financial statements are being filed with the Securities & Exchange Commission, and has determined there were no events or transactions deemed to be reportable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Valpey-Fisher Corporation

We have audited the accompanying consolidated balance sheets of Valpey-Fisher Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a) (2) (not presented separately herein).  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valpey-Fisher Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Stowe & Degon, LLC

Westborough, Massachusetts
February 22, 2010

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).  Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with our  management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in internal control.

Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information called for by Part III is hereby incorporated by reference from the information set forth and under the headings “Common Stock Ownership of Certain Beneficial Owners and Management”, “Election of Directors”,  “Corporate Governance”, “Executive Compensation” and “Principal Accountant Fees and Services” in Registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)        The following are filed as part of this Annual Report on Form 10-K:

1.  The following Consolidated Financial Statements are included in Item 8:

     Consolidated Balance Sheets, December 31, 2009 and 2008
     Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
     Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008
     Notes to Consolidated Financial Statements
     Report of Independent Registered Public Accounting Firm

2.  The following schedule to the Consolidated Financial Statements is filed as part of this report.

Schedule II – Valuation Reserves

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.  The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index are as follows:

Exhibit No.		Description
2.		Agreement of Merger and Recapitalization
3.1		Restated and Amended Articles of Incorporation
3.2		By-Laws effective July 23, 2009
10.1	*	1992 Stock Option Plan, as amended
10.2	*	1999 Stock Option Plan, as amended
10.3	*	2001 Stock Option Plan, as amended
10.4	*	Restricted Stock Agreement
10.5	*	2003 Stock Option Plan, as amended
10.6	*	Key Employee Bonus Plan for 2009
10.7	*	Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll
10.8	*	Amendment effective August 7, 2008 to Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll.
10.9	*	Change in Control Severance Agreement, dated October 21, 2009, between the Company and Michael J. Ferrantino, Jr.
10.10	*	Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa
10.11	*	Amendment effective August 7, 2008 to Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa.
10.12	*	Retirement Agreement and General Release dated September 3, 2009 between the Company and Michael J. Ferrantino, Sr.
14		Code of Ethics of the Chief Executive Officer and the Chief Financial and Accounting Officer
14.1		Code of Business Conduct and Ethics
21		Subsidiaries of the Registrant
23		Independent Registered Public Accounting Firm’s Consent
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valpey-Fisher Corporation

Date: March 24, 2010	By:	/s/ Michael J. Ferrantino, Jr.
Michael J. Ferrantino, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted Valpey, Jr.	Chairman of the Board	March 24, 2010
Ted Valpey, Jr.	and Director

/s/ Michael J. Ferrantino, Jr.	President, Chief Executive Officer	March 24, 2010
Michael J. Ferrantino, Jr.	and Director (Principal Executive Officer)

/s/ Michael J. Kroll	Vice President, Treasurer and	March 24, 2010
Michael J. Kroll	Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)

/s/ Mario Alosco	Director	March 24, 2010
Mario Alosco

/s/Gary Ambrosino	Director	March 24, 2010
Gary Ambrosino

/s/Richard W. Anderson	Director	March 24, 2010
Richard W. Anderson

/s/Eli Fleisher	Director	March 24, 2010
Eli Fleisher

/s/Lawrence Holsborg	Director	March 24, 2010
Lawrence Holsborg

/s/Steven Schaefer	Director	March 24, 2010
Steven Schaefer

Valpey-Fisher Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

		Additions	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended:

December 31, 2009	$105,000	$5,086	$-	$(10,086	) (1)	$100,000

December 31, 2008	$105,000	$3,108	$-	$(3,108	) (1)	$105,000

Inventory Reserve:

Year Ended:

December 31, 2009	$1,050,000	$188,775	$-	$(38,775	)(2)	$1,200,000

December 31, 2008	$925,000	$178,715	$-	$(53,715	)(2)	$1,050,000

(1)  Amounts written-off, less recoveries.
(2)  Inventory disposed of.

EXHIBIT INDEX
Exhibit No.	(inapplicable items are omitted)

2.
Agreement of Merger and Recapitalization between MATEC Corporation a Delaware corporation and MATEC Corporation a Maryland corporation.  (incorporated by reference to Exhibit 2 on Registrant’s Form 10-K for the year ended December 31, 2004).

3.1	Restated and Amended Articles of Incorporation as of June 3, 2002. (incorporated by reference to Exhibit 3.1 on Registrant’s Form 10-K for the year ended December 31, 2007).
3.2	By-Laws effective July 23, 2009. (incorporated by reference to Exhibit 3.3 on Registrant’s Form 8-K dated July 23, 2009).
10.1	1992 Stock Option Plan, as amended. (incorporated by reference to Exhibit 10.1 on Registrant’s Form 10-K for the year ended December 31, 2008).
10.2	1999 Stock Option Plan, as amended. (incorporated by reference to Exhibit 10.2 on Registrant’s Form 10-K for the year ended December 31, 2008).
10.3	2001 Stock Option Plan, as amended. (incorporated by reference to Exhibit 10.3 on Registrant’s Form 10-K for the year ended December 31, 2008).
10.4	Restricted Stock Agreement. (incorporated by reference to Exhibit 10.4 on Registrant’s Form 10-K for the year ended December 31, 2008).
10.5	2003 Stock Option Plan, as amended. (incorporated by reference to Exhibit 10.5 on Registrant’s Form 10-K for the year ended December 31, 2008).
10.6	Key Employee Bonus Plan for 2009. (incorporated by reference to Exhibit 10.1 on Registrant’s Form 10-Q for the quarterly period ended March 29, 2009).
10.7
Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll. (incorporated by reference to Exhibit 10.3 on Registrant’s Form 10-Q for the quarterly period ended April 1, 2007).

10.8
Amendment effective August 7, 2008 to Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll. (incorporated by reference to Exhibit 10.11 on Registrant’s Form 10-K for the year ended December 31, 2008).

10.9
Change in Control Severance Agreement, dated October 21, 2009, between the Company and Michael J. Ferrantino, Jr.  (incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K dated October 27, 2009).

10.10
Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa.  (incorporated by reference to Exhibit 10.5 on Registrant’s Form 10-Q for the quarterly period ended April 1, 2007).

10.11
Amendment effective August 7, 2008 to Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa.  (incorporated by reference to Exhibit 10.15 on Registrant’s Form 10-K for the year ended December 31, 2008).

10.12
Retirement Agreement and General Release dated September 3, 2009 between the Company and Michael J. Ferrantino, Sr. (incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K dated September 10, 2009).

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