Form 10-Q
period 2010-04-04
VALPEY FISHER CORP
filed 2010-05-14
CIK 85608

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of May 13, 2010, the number of shares outstanding of Registrant’s Common Stock, par value $.05 was 4,297,898.

Valpey-Fisher Corporation

INDEX	PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Condensed Balance Sheets – April 4, 2010 (Unaudited) and December 31, 2009 (Audited)	3
Consolidated Statements of Operations – (Unaudited) Three Months Ended April 4, 2010 and March 29, 2009	4
Consolidated Statements of Cash Flows – (Unaudited) Three Months Ended April 4, 2010 and March 29, 2009	5
Notes to Consolidated Condensed Financial Statements – (Unaudited)	6-10

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-12

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	13

ITEM 4T. Controls and Procedures	13-14

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors	14
ITEM 6. Exhibits	14

SIGNATURES	15

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Valpey-Fisher Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	4/4/10	12/31/09
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$3,793	$4,053
Receivables, net	2,115	1,744
Inventories, net	1,391	1,105
Deferred income taxes	840	848
Other current assets	111	111
Total current assets	8,250	7,861

Property, plant and equipment, at cost	11,785	11,613
Less accumulated depreciation	10,244	10,127
	1,541	1,486

Other assets	211	202
Total assets	$10,002	$9,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,097	$949
Accrued liabilities	1,060	861
Total current liabilities	2,157	1,810

Deferred income taxes	171	175

Stockholders’ equity:
Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none	-	-
Common stock, $.05 par value- Authorized 10,000,000 shares;
Issued and outstanding: 4,297,898 and 4,297,898 shares	215	215
Capital surplus	5,682	5,667
Retained earnings	1,777	1,682
Total stockholders’ equity	7,674	7,564
Total liabilities and stockholders’ equity	$10,002	$9,549

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	4/4/10	3/29/09

Net sales	$3,567	$2,582
Cost of sales	2,186	1,733
Gross profit	1,381	849

Operating expenses:
Selling and advertising	513	412
General and administrative	358	344
Research and development	328	147
Total operating expenses	1,199	903

Operating profit (loss)	182	(54)

Interest income	4	10
Earnings (loss) before income taxes	186	(44)
Income tax (expense) benefit	(91)	28
Net earnings (loss)	$95	$(16)

Basic and diluted earnings (loss) per share	$.02	$-

Basic weighted average shares	4,298	4,298
Diluted weighted average shares	4,343	4,298

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	4/4/10	3/29/09
Cash flows from operating activities:
Net earnings (loss)	$95	$(16)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities of continuing operations:
Depreciation	117	101
Provisions for inventory	25	50
Deferred income taxes	4	10
Stock-based compensation	15	16
Changes in operating assets and liabilities:
ARreceivables, net	(372)	29
Inventories	(311)	179
Other current assets	1	17
Accounts payable and accrued liabilities	351	(618)
Net cash (used) by operating activities of continuing operations	(75)	(232)
Cash flows from operating activities: - Discontinued Operations
Change in accrued expenses	(5)	(5)
Net cash (used) by operating activities of discontinued operations	(5)	(5)
Net cash (used) by operating activities	(80)	(237)
Cash flows from investing activities:
Capital expenditures	(172)	(54)
Other, net	(8)	(9)
Net cash (used) by investing activities	(180)	(63)
Net (decrease) in cash and cash equivalents	(260)	(300)
Cash and cash equivalents:
Beginning of period	4,053	4,515
End of period	$3,793	$4,215

Supplemental Cash Flow Information
Cash paid during the period by continuing operations for income taxes	$-	$75

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

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In the Consolidated Statements of Cash Flows, certain amounts for 2009 have been reclassified to conform to the current year presentation.

The Company has evaluated all subsequent events through the date these financial statements are being filed with the Securities & Exchange Commission, and has determined there were no events or transactions deemed to be reportable.

2.      Stock Compensation Plans:

At April 4, 2010, options for 77,090 shares are available for future grants to officers, key employees, and other individuals under the Company’s four Stock Option Plans.  The option price and terms are recommended by the Company’s Compensation Committee to the Company’s Board of Directors for approval.  The maximum contractual term of an option is ten years.  The options granted may qualify as incentive stock options (“ISO’s”).  Compensation expense related to stock options granted is recognized ratably over the vesting period of the option.  The Company issues new shares upon the exercise of stock options.

The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

	3 Months Ended
	4/4/10	3/29/09

Cost of sales	$3	$4
Selling and advertising	2	4
General and administrative	7	5
Research and development	3	3
Pre-tax stock-based compensation expense	15	16
Income tax (benefit)	(1)	(1)
Net stock-based compensation expense	$14	$15

The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for stock option grants during the three months ended April 4, 2010 listed in the table below.  No options were granted during the three months ended March 29, 2009.

2010
Stock options granted	60,000
Weighted-average exercise price	$1.32
Weighted-average grant date fair value	$.55
Assumptions:
Risk-free interest rate	2.4%
Expected volatility	46%
Expected term in years	4.8
Expected dividend yield	0%

            The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term.  The expected volatility is calculated using the Black-Scholes model based on the historic prices for a period commensurate with the expected term.  The expected term of the option is determined by using historical data.

            A summary of the activity under all the Company’s stock option plans as of April 4, 2010 and the changes during the three month period then ended are as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2009	887,891	$ 1.45
Options granted	60,000	1.32
Options exercised	0
Options forfeited or expired	(385,734)	1.36
Outstanding at April 4, 2010	562,157	$ 1.50	4.1	$190,235

Exercisable at April 4, 2010	372,193	$ 1.56	3.7	$137,678

            A summary of the status of the Company’s nonvested stock options as of April 4, 2010 and the changes during the three month period then ended are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2009	130,742	$1.05
Granted	60,000	.55
Vested	-	-
Forfeited	(778)	1.80
Nonvested at April 4, 2010	189,964	$.89

At April 4, 2010, there was approximately $80,000 of total unrecognized compensation cost related to nonvested stock options granted.  That cost is expected to be recognized as follows: $27,000 in 2010, $29,900 in 2011, $21,100 in 2012, and $2,000 in 2013.  The total grant-date fair value of stock options that vested during the three months ended April 4, 2010 was $0.

3.      Comprehensive Income (Loss):

            During the three months ended April 4, 1010 and March 29, 2009, there were no differences between comprehensive income (loss) and net income (loss).

4.      Receivables, net:

Receivables, net of allowances, consist of the following:
(in thousands)	4/4/10	12/31/09
	(unaudited)
Accounts receivables, less allowance for doubtful accounts of $100,000 in 2010 and $100,000 in 2009	$2,115	$1,673
Refundable income taxes	-	71
	$2,115	$1,744

5.      Inventories, net:

Inventories, net of reserves of $1,225,000 in 2010 and $1,200,000 in 2009, consist of the following:
(in thousands)	4/4/10	12/31/09
	(unaudited)
Raw materials	$591	$634
Work in process	434	182
Finished goods	366	289
	$1,391	$1,105

6.     Earnings (Loss) Per Share:

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

           The following table shows a reconciliation of weighted average shares (in thousands):

	Three Months Ended
	4/4/10	3/29/09

Weighted average shares outstanding	4,298	4,298
Dilutive effect of stock options outstanding, using the treasury stock method	45	-
Diluted weighted average shares outstanding	4,343	4,298

During the quarter ended April 4, 2010, stock options to purchase 208,044 common shares were not  included in the computation of "Diluted Earnings (Loss) per Share" because their inclusion would be anti-dilutive.  During the quarter ended March 29, 2009, stock options to purchase 823,265 common shares were not included in the computation of "Diluted Earnings (Loss) per Share" because of the anti-dilutive effect of the options since the Company reported a loss from operations in this period.

7.    Income Taxes:

          At April 4, 2010 and December 31, 2009, the Company had no reserves for unrecognized tax benefits on the balance sheet.

          There are currently no income tax examinations in progress.  During 2009, the Company’s federal income tax return for 2007 was examined by the IRS and resulted in no changes to the tax return.  The federal income tax return for 2008 and the state of Massachusetts tax returns for 2006 through 2008 are open tax years.  The Company’s policy is to include interest expense on underpayments of income taxes in our income tax provision whereas penalties are included in general and administrative expense.

8.    Recent Accounting Pronouncements:

          In January 2010, the FASB issued ASU 2010-06, which is an update to Topic 820, “Fair Value Measurement and Disclosures”. This update establishes further disclosure requirements regarding transfers in and out of levels 1 and 2 (effective for all interim and annual reporting periods beginning after December 15, 2009) and activity in level 3 fair value measurements (effective for all interim and annual reporting periods beginning after December 15, 2010). The update also provides clarification as to the level of disaggregation for each class of assets and liabilities, requires disclosures about inputs and valuation techniques, and also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.  The adoption of this standard has not and is not expected to have a material impact on the Company’s financial position or results of operation.

          In February 2010, the FASB issued ASU 2010-09, which is an update to Topic 855, “Subsequent Events”. This update clarifies the date through which the Company is required to evaluate subsequent events. SEC filers will be required to evaluate subsequent events though the date that the financial statements are issued. ASU 2010-09 was effective upon issuance, and did not have a material impact on the Company’s financial position or results of operation.

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

Management believes that judgments and estimates related to our critical accounting policies could materially affect its consolidated financial statements.  Our most critical accounting policies, which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, pertain to accounts receivable, inventories and income taxes.  These policies continue to be our most critical accounting policies for the period covered by this report and there were no significant changes in the application of those policies during this reporting period.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $3,793,000 at April 4, 2010, a decrease of $260,000 from the December 31, 2009 balance.  During this period, our operations used cash of $80,000 and investing activities used cash of $180,000.

Cash used in operations of $80,000 resulted from the net earnings of $95,000 and the net positive adjustments of $161,000 for the non-cash effects of depreciation and provisions for inventory, deferred income taxes and stock compensation offset by the net cash outflow of $331,000 from changes in our operating assets and liabilities.  The net cash outflow from changes in our operating assets and liabilities were mainly due to increases of $372,000 in receivables and $311,000 in inventory offset in part by a $351,000 increase in accounts payable and accrued liabilities.  The increases in accounts receivable and inventory are mainly due to the 27% increase in 2010 sales over the 4th quarter of 2009.  During this period, the accounts receivable collection period improved slightly.  The inventory increase is also affected by the lead times of certain items to support the current level of shipments and backlog to meet customer delivery requirements.  The main item accounting for the net increase in accrued liabilities was a net increase in employee compensation and benefits.  The increase in accounts payable is primarily due to the timing of inventory and equipment purchases.

Capital expenditures during the three months ended April 4, 2010 amounted to $172,000.

We believe that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business during the next twelve months.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements.  At April 4, 2010, we had outstanding purchase commitments totaling approximately $1,493,000, all of which are expected to be fulfilled in 2010.   At April 4, 2010, we had no contractual obligations for capital leases, no material contractual obligation for operating leases and no long-term debt.

Results of Operations for the Three Months Ended April 4, 2010 Compared to the Three Months Ended March 31, 2009

During the three months ended April 4, 2010, net sales increased $985,000 (38%) over the comparable period in 2009.  All product lines experienced sales increases resulting primarily from an increase in the overall number of units sold.  The sales increase was mainly attributable to both a higher backlog level at the beginning of 2010 compared to 2009 and higher bookings in the 2010 compared to 2009.  The order backlog at the beginning of the 2010 was $2,023,000 or $357,000 higher than the backlog at the beginning of 2009.  Bookings during 2010 were $1,291,000 (52%) higher than in 2009.  Our backlog amounted to $2,218,000 at April 4, 2010 versus $1,601,000 at March 29, 2009.  During most of 2009 the global economic factors adversely impacted our bookings, revenue and operating performance.  Our bookings began to improve in the 4th quarter of 2009 and have continued to improve into the current quarter.

During the three months ended April 4, 2010, gross profit as a percentage of sales was 39% compared to 33% in the comparable 2009 period.  The favorable effect of spreading the fixed overhead costs over the higher sales volume offset in part by an increase in the raw material percentage was the main reason for the increase in the gross profit percentage.  During the current period, raw material costs as a percentage of sales were about 3 percentage points higher than in the 2009 period mainly due to changes in the product mix of sales.

Selling and advertising expenses increased $101,000 (25%) during the three months ended April 4, 2010 over the comparable period in 2009.  Increases of $42,000 in employee compensation and benefits, $41,000 in commission expense to outside sales representatives, and $13,000 in advertising expenses were the main reasons for the higher expense.  Expenses related to the microwave product line accounted for about $64,000 of the increase.  .

General and administrative expenses increased $14,000 (4%) during the three months ended April 4, 2010 over the comparable 2009 period mainly as a result of higher employee compensation and benefits.

During the three months ended April 4, 2010, research and development expenses increased $181,000 over the $147,000 recorded in the comparable 2009 period.  Increases of $103,000 in employee compensation and benefits and $48,000 operating supplies were the main reasons for the higher expense. Expenses related to the microwave product line accounted for about $140,000 of the increase.   During the 4th quarter of 2009, the Company decided to expand its product offering with the formation of a Microwave Product line that will focus on microwave components and modules.

Interest income amounted to $4,000 during the three months ended April 4, 2010 compared to $10,000 in the 2009 corresponding period as a result of the effect of interest rates being approximately 1.2 percentage points lower during the 2010 period.

The estimated annual combined federal and state income tax rate for 2010 is 49% compared to 64% in 2009.  The rates differ from the expected combined rate of 40% mainly due to the estimated taxable income level and the effects of nondeductible stock option and meals and entertainment expenses.

For the three months ended April 4, 2010, we reported an operating profit of $182,000 compared to an operating loss of $54,000 in 2009.  The $236,000 improvement in operating profit results from a $532,000 increase in gross profit partially offset by a $296,000 increase in operating expenses.  The higher gross profit was primarily due to the 38% increase in sales.  $204,000 of the increase in operating expenses relates to costs incurred in the developing and marketing of the Company’s new microwave product line.  As a result, we reported pre-tax earnings of $186,000 during the 2010 period compared to a pre-tax loss of $44,000 in comparable 2009 period.  For the three months ended April 4, 20010, we reported net earnings of $95,000 versus a net loss of $16,000 in 2009.

Forward-Looking Statements

Certain statements made herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as “expects”, “believes”, “estimates”, “plans” or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on our current views and assumptions and involve risks and uncertainties that include, but not limited to:

•	our results for 2010 may be negatively impacted by the current global economic conditions and uncertainties,
•	our ability to develop, market and manufacture new innovative products competitively,
•	the fluctuations in product demand of the telecommunications industry,
•	our ability, including that of our suppliers to produce and deliver materials and products competitively,
•
a significant portion of our revenues is derived from sales to a few customers and  the loss of one or more of our significant customers could have an adverse impact on our operating results and financial condition,

•
a significant portion of our revenue is derived from products manufactured by one supplier and a significant change in the supplier’s manufacturing capability or in our relationship with this supplier could have an adverse impact on our operating results and financial condition,

•
our operating results and financial condition could be negatively affected if after receiving design wins from OEMs, which in turn outsource the manufacture of their products to electronics manufacturing services ("EMS") companies, we fail to negotiate terms and  successfully obtain orders from the EMS companies directly, and

•	compliance with changing corporate governance and public disclosure regulations may result in additional expenses.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at April 4, 2010, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $37,900 increase or decrease in interest income.

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

We carried out an evaluation, under the supervision and with our  management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of April 4, 2010.

          Changes in internal control.

Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended April 4, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item1A.  Risk Factors

Information regarding risk factors are set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2009.  There have been no material changes from the risk factors previously disclosed in the Company’s 2009 Annual Report on Form 10-K.

Item 6.  Exhibits

10.1	Key Employee Bonus Plan for 2010. Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valpey-Fisher Corporation

Date: May 14, 2010	/s/ Michael J. Ferrantino, Jr.

Michael J. Ferrantino, Jr.
President and Chief Executive Officer

Date: May 14, 2010	/s/ Michael J. Kroll

Michael J. Kroll
Vice President, Treasurer and Chief Financial Officer