Form 10-Q
period 2010-07-04
VALPEY FISHER CORP
filed 2010-08-16
CIK 85608

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

As of August 13, 2010, the number of shares outstanding of Registrant’s Common Stock, par value $.05 was 4,306,638.

Valpey-Fisher Corporation

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Valpey-Fisher Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	7/4/10	12/31/09
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$4,266	$4,053
Receivables, net	2,231	1,744
Inventories, net	1,381	1,105
Deferred income taxes	833	848
Other current assets	20	111
Total current assets	8,731	7,861

Property, plant and equipment, at cost	11,811	11,613
Less accumulated depreciation	10,357	10,128
	1,454	1,485

Other assets	213	203
Total assets	$10,398	$9,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,038	$949
Accrued liabilities	1,361	861
Total current liabilities	2,399	1,810

Deferred income taxes	167	175

Stockholders’ equity:
Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none	-	-
Common stock, $.05 par value- Authorized 10,000,000 shares;
Issued and outstanding: 4,306,638 and 4,297,898 shares	215	215
Capital surplus	5,703	5,667
Retained earnings	1,914	1,682
Total stockholders’ equity	7,832	7,564
Total liabilities and stockholders’ equity	$10,398	$9,549

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	7/4/10	6/28/09	7/4/10	6/28/09

Net sales	$3,799	$2,496	$7,367		$5,078
Cost of sales	2,383	1,681	4,570		3,415
Gross profit	1,416	815	2,797		1,663

Operating expenses:
Selling and advertising	545	416	1,058		828
General and administrative	366	328	723		673
Research and development	310	138	639		284
	1,221	882	2,420		1,785

Operating profit (loss)	195	(67)	377		(122)

Interest income	4	10	9		20
Earnings (loss) before income taxes	199	(57)	386		(102)
Income tax (expense) benefit	(63)	(25)	(154)		3
Net earnings (loss)	$136	$(82)	$232		$(99)

Basic earnings (loss) per share	$.03	$(.02)	$.05	$	( .02)
Diluted earnings (loss) per share	$.03	$(.02)	$.05	$	( .02)

Basic weighted average shares	4,301	4,298	4,300		4,298
Diluted weighted average shares	4,450	4,298	4,416		4,298

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	7/4/10	6/28/09
Cash flows from operating activities:
Net earnings (loss)	$232	$(99)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities of continuing operations:
Depreciation	229	197
Provisions for inventory	50	75
Deferred income taxes	7	67
Stock-based compensation	26	30
Changes in operating assets and liabilities:
Receivables, net	(487)	19
Inventories	(326)	200
Other current assets	91	9
Accounts payable and accrued liabilities	604	(534)
Net cash provided (used) by operating activities of continuing operations	426	(36)
Cash flows from operating activities: - Discontinued Operations
Change in accrued expenses	(15)	(45)
Net cash (used) by operating activities of discontinued operations	(15)	(45)
Net cash provided (used) by operating activities	411	(81)
Cash flows from investing activities:
Capital expenditures	(198)	(190)
Other, net	(10)	(10)
Net cash (used) by investing activities	(208)	(200)
Cash flows from financing activities:
Stock options exercised	10	-
Net cash provided by financing activities	10	-
Net increase (decrease) in cash and cash equivalents	213	(281)
Cash and cash equivalents:
Beginning of period	4,053	4,515
End of period	$4,266	$4,234

Supplemental Cash Flow Information
Cash paid during the period by continuing operations for income taxes	$-	$87

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

2.      Stock Compensation Plans:

            At July 4, 2010, options for 77,090 shares are available for future grants to officers, key employees, and other individuals under the Company’s four Stock Option Plans.  The option price and terms are recommended by the Company’s Compensation Committee to the Company’s Board of Directors for approval.  The maximum contractual term of an option is ten years.  The options granted may qualify as incentive stock options (“ISO’s”).  Compensation expense related to stock options granted is recognized ratably over the vesting period of the option.  The Company issues new shares upon the exercise of stock options.

            The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

	3 Months Ended		6 Months Ended
	7/4/10	6/28/09	7/4/10	6/28/09

Cost of sales	$3	$4	$6	$8
Selling and advertising	1	4	3	8
General and administrative	5	4	12	9
Research and development	2	2	5	5
Pre-tax stock-based compensation expense	11	14	26	30
Income tax (benefit)	-	(1)	(1)	(2)
Net stock-based compensation expense	$11	$13	$25	$28

            The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for stock option grants during the six months ended July 4, 2010 listed in the table below.  No options were granted during the six months ended June 28, 2009.

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

            A summary of the activity under all the Company’s stock option plans as of July 4, 2010 and the changes during the six month period then ended are as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2009	887,891	$1.45
Options granted	60,000	1.32
Options exercised	(8,740)	1.21
Options forfeited or expired	(385,734)	1.36
Outstanding at July 4, 2010	553,417	$1.50	3.8	$283,434

Exercisable at July 4, 2010	397,208	$1.54	3.6	$215,013

            A summary of the status of the Company’s nonvested stock options as of July 4, 2010 and the changes during the six month period then ended are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2009	130,742	$1.05
Granted	60,000	.55
Vested	(33,755)	(1.85)
Forfeited	(778)	1.80
Nonvested at July 4, 2010	156,209	$.68

            At July 4, 2010, there was approximately $69,000 of total unrecognized compensation cost related to nonvested stock options granted.  That cost is expected to be recognized as follows: $16,000 in 2010, $29,900 in 2011, $21,100 in 2012, and $2,000 in 2013.  The total grant-date fair value of stock options that vested during the six months ended July 4, 2010 was $62,300.

3.      Comprehensive Income (Loss):

            During the three and six months ended July 4, 1010 and June 28, 2009, there were no differences between comprehensive income (loss) and net income (loss).

4.      Receivables, net:

   Receivables, net of allowances, consist of the following:
(in thousands)	7/4/10	12/31/09
	(unaudited)
Accounts receivables, less allowance for doubtful accounts of $103,500 in 2010 and $100,000 in 2009	$2,180	$1,673
Refundable income taxes	51	71
	$2,231	$1,744

5.      Inventories, net:

           Inventories, net of reserves of $1,250,000 in 2010 and $1,200,000 in 2009, consist of the following:
(in thousands)	7/4/10	12/31/09
	(unaudited)
Raw materials	$727	$634
Work in process	285	182
Finished goods	369	289
	$1,381	$1,105

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

           The following table shows a reconciliation of weighted average shares (in thousands):

	Three Months Ended		Six Months Ended
	7/4/10	6/28/09	7/4/10	6/28/09

Weighted average shares outstanding	4,301	4,298	4,300	4,298
Dilutive effect of stock options outstanding, using the treasury stock method	149	-	116	-
Diluted weighted average shares outstanding	4,450	4,298	4,416	4,298

          During the three and six months ended July 4, 2010, stock options to purchase 53,415 and 138,415 , respectively, common shares were not included in the computation of "Diluted Earnings (Loss) per Share" because their inclusion would be anti-dilutive.  During the three and six months ended June 28, 2009, stock options to purchase 823,265 common shares were not included in the computation of "Diluted Earnings (Loss) per Share" because of the anti-dilutive effect of the options since the Company reported a loss from operations in these periods.

7.	Income Taxes:

           At July 4, 2010 and December 31, 2009, the Company had no reserves for unrecognized tax benefits on the balance sheet.

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

Liquidity and Capital Resources

Cash and cash equivalents amounted to $4,266,000 at July 4, 2010, an increase of $213,000 from the December 31, 2009 balance.  During this period, our operations and financing activities provided cash of $411,000 and $10,000, respectively, and investing activities used cash of $208,000.

Cash provided from operations of $411,000 resulted from the net earnings of $232,000 and the net positive adjustments of $312,000 for the non-cash effects of depreciation and provisions for inventory, deferred income taxes and stock compensation offset by the net cash outflow of $133,000 from changes in our operating assets and liabilities.  The major items accounting for the net cash outflow from changes in our operating assets and liabilities were increases of $487,000 in receivables and $326,000 in inventory offset in part by a $589,000 increase in accounts payable and accrued liabilities.  The increases in accounts receivable and inventory are mainly due to the 36% increase in the 2nd quarter of 2010 sales over the 4th quarter of 2009.  During this period, the accounts receivable collection period improved slightly.  The inventory increase is also affected by the lead times of certain items to support the current level of shipments and backlog to meet customer delivery requirements.  The main items accounting for the net increase in accrued liabilities were increases in employee compensation and benefits and income taxes.  The increase in accounts payable is primarily due to the timing of inventory and equipment purchases.

Capital expenditures during the six months ended July 4, 2010 amounted to $198,000.

We believe that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business during the next twelve months.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements.  At July 4, 2010, we had outstanding purchase commitments totaling approximately $1,622,000, all of which are expected to be fulfilled in 2010.   At July 4, 2010, we had no contractual obligations for capital leases, no material contractual obligation for operating leases and no long-term debt.

Results of Operations for the Three and Six Months Ended July 4, 2010 Compared to the Three and Six Months Ended June 28, 2009

During the three and six months ended July 4, 2010, net sales increased $1,303,000 (52%) and $2,289,000 (45%) over the comparable periods in 2009.  During these periods all product lines experienced sales growth resulting primarily from an increase in the overall number of units sold.  The higher sales levels resulted from an increase in demand for our products as our bookings began to improve in the 4th quarter of 2009 and have continued to improve into 2010. The order backlog at the beginning of the 2010 was $2,023,000 or $357,000 higher than the backlog at the beginning of 2009. Bookings during the three and six months ended July 4, 2010 were $1,342,000 (55%) and $2,633,000 (53%), respectively, higher than the comparable periods in 2009.  Our backlog amounted to $2,207,000 at July 4, 2010 versus $1,532,000 at June 28, 2009.  During most of 2009 the global economic factors adversely impacted our bookings, revenue and operating performance.

During the three months ended July 4, 2010, gross profit as a percentage of sales was 37% compared to 33% in the comparable 2009 period.  Our year-to-date gross profit percentage was 38% compared to 33% in 2009.  The favorable effect of spreading the fixed overhead costs over the higher sales volume offset in part by an increase in the raw material percentage was the main reason for the increase in the gross profit percentages.  During the periods, raw material costs as a percentage of sales were about 4 percentage points higher than in the 2009 periods mainly due to changes in the product mix of sales.

Selling and advertising expenses increased $129,000 (31%) and $230,000 (28%) during the three and six months ended July 4, 2010, respectively, over the comparable periods in 2009.  During the three months ended July 4, 2010 increases of $65,000 in commission expense to outside sales representatives, $44,000 in employee compensation and benefits, and $17,000 in advertising expenses were the main reasons for the higher expense.  On a year-to-date basis, increases of $107,000 in commission expense to outside sales representatives, $86,000 in employee compensation and benefits, and $30,000 in advertising expenses were the main reasons for the higher expense.  During both periods the increases in employee compensation and benefits were primarily due to an increase in the number of employees.  Expenses related to the microwave product line accounted for about $58,000 and $122,000 of the increase during the three and six months ended July 4, 2010, respectively.   During the 4th quarter of 2009, the Company decided to expand its product offering with the formation of a Microwave Product line that will focus on microwave components and modules.

General and administrative expenses increased $38,000 (12%) and $50,000 (7%) during the three and six months ended July 4, 2010 over the comparable 2009 periods mainly as a result of higher employee compensation and benefits.

During the three months ended July 4, 2010, research and development expenses increased $172,000 over the $138,000 recorded in the comparable 2009 period.  Increases of $110,000 in employee compensation and benefits and $32,000 in operating supplies were the main reasons for the higher expense. On a year-to-date basis, research and development expenses increased $355,000 over the $284,000 recorded in the comparable 2009 period.  Increases of $213,000 in employee compensation and benefits and $80,000 in operating supplies were the main reasons for the higher expense. During both periods the increases in employee compensation and benefits were primarily due to an increase in the number of employees. Expenses related to the microwave product line accounted for about $119,000 and $260,000 of the increase during the three and six months ended July 4, 2010, respectively.

Interest income decreased during the three and six months ended July 4, 2010 from the corresponding 2009 periods as a result of the effect of interest rates being approximately 1 percentage point lower during the 2010 periods.

The estimated annual combined federal and state income tax rate for 2010 is 40% compared to 3% in 2009.  The 2009 rate differs from the expected combined rate of 40% mainly due to the estimated taxable income level, the graduated tax rates and the effects of nondeductible stock option and meals and entertainment expenses.

For the three months ended July 4, 2010, we reported an operating profit of $195,000 compared to an operating loss of $67,000 in 2009.  The $262,000 improvement in operating profit results from a $601,000 increase in gross profit partially offset by a $339,000 increase in operating expenses.  The higher gross profit was primarily due to the 52% increase in sales.  $177,000 of the increase in operating expenses relates to costs incurred in the developing and marketing of the Company’s new microwave product line.  We reported pre-tax earnings of $199,000 during the 2010 period compared to a pre-tax loss of $57,000 in the comparable 2009 period.  For the three months ended July 4, 20010, we reported net earnings of $136,000 versus a net loss of $82,000 in 2009.

For the six months ended July 4, 2010, we reported an operating profit of $377,000 compared to an operating loss of $122,000 in 2009.  The $499,000 improvement in operating profit results from a $1,134,000 increase in gross profit partially offset by a $635,000 increase in operating expenses.  The higher gross profit was primarily due to the 45% increase in sales.  $382,000 of the increase in operating expenses relates to costs incurred in the developing and marketing of the Company’s new microwave product line.  We reported pre-tax earnings of $386,000 during the 2010 period compared to a pre-tax loss of $102,000 in the comparable 2009 period.  For the six months ended July 4, 20010, we reported net earnings of $232,000 versus a net loss of $99,000 in 2009.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at July 4, 2010, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $42,700 increase or decrease in interest income.

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

We carried out an evaluation, under the supervision and with our  management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of July 4, 2010.

          Changes in internal control.

Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended July 4, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Valpey-Fisher Corporation

Date: August 16, 2010	/s/ Michael J. Ferrantino, Jr.

Michael J. Ferrantino, Jr.
President and Chief Executive Officer

Date: August 16, 2010	/s/ Michael J. Kroll

Michael J. Kroll
Vice President, Treasurer and Chief Financial Officer