Form 10-Q
period 2010-10-03
VALPEY FISHER CORP
filed 2010-11-10
CIK 85608

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

As of November 9, 2010, the number of shares outstanding of Registrant’s Common Stock, par value $.05 was 4,325,897.

Valpey-Fisher Corporation

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

Valpey-Fisher Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	10/3/2010	12/31/2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,315	$4,053
Restricted cash	201	-
Receivables, net	2,618	1,744
Inventories, net	1,361	1,105
Deferred income taxes	837	848
Other current assets	28	111
Total current assets	9,360	7,861

Property, plant and equipment, at cost	11,961	11,613
Less accumulated depreciation	10,456	10,128
	1,505	1,485

Other assets	214	203
Total assets	$11,079	$9,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,307	$949
Accrued liabilities	1,563	861
Total current liabilities	2,870	1,810

Deferred income taxes	195	175

Stockholders’ equity:
Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none	-	-
Common stock, $.05 par value- Authorized 10,000,000 shares;
Issued and outstanding: 4,306,638 and 4,297,898 shares	215	215
Capital surplus	5,712	5,667
Retained earnings	2,087	1,682
Total stockholders’ equity	8,014	7,564
Total liabilities and stockholders’ equity	$11,079	$9,549

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	10/3/2010	9/27/2009	10/3/2010	9/27/2009

Net sales	$3,803	$2,502	$11,170		$7,580
Cost of sales	2,310	1,621	6,879		5,035
Gross profit	1,493	881	4,291		2,545

Operating expenses:
Selling and advertising	542	410	1,601		1,238
General and administrative	356	332	1,079		1,005
Retirement agreement	-	265	-		265
Research and development	325	138	964		423
	1,223	1,145	3,644		2,931

Operating profit (loss)	270	(264)	647		(386)

Interest income	4	7	13		27
Earnings (loss) before income taxes	274	(257)	660		(359)
Income tax expense (benefit)	100	(119)	255		(122)
Net earnings (loss)	$174	$(138)	$405		$(237)

Basic and diluted earnings (loss) per share	$.04	$(.03)	$.09	$	( .06)

Basic weighted average shares	4,306	4,298	4,302		4,298
Diluted weighted average shares	4,496	4,298	4,450		4,298

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	10/3/2010	9/27/2009
Cash flows from operating activities:
Net earnings (loss)	$405	$(237)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities of continuing operations:
Depreciation	328	291
Provisions for inventory	50	167
Deferred income taxes	31	71
Stock-based compensation	34	42
Changes in operating assets and liabilities:
Receivables, net	(874)	(70)
Inventories	(306)	60
Other current assets	83	10
Accounts payable and accrued liabilities	1,081	(227)
Net cash provided by operating activities of continuing operations	832	107
Cash flows from operating activities: - Discontinued Operations
Change in accrued expenses	(21)	(133)
Net cash (used) by operating activities of discontinued operations	(21)	(133)
Net cash provided (used) by operating activities	811	(26)
Cash flows from investing activities:
Capital expenditures	(348)	(190)
Other, net	(11)	(11)
Net cash (used) by investing activities	(359)	(201)
Cash flows from financing activities:
Change in restricted cash	(201)	-
Stock options exercised	11	-
Net cash provided (used) by financing activities	(190)	-
Net increase (decrease) in cash and cash equivalents	262	(227)
Cash and cash equivalents:
Beginning of period	4,053	4,515
End of period	$4,315	$4,288

Supplemental Cash Flow Information
Cash paid during the period by continuing operations for income taxes	$177	$87

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

2.    Stock Compensation Plans:

At October 3, 2010, options for 77,090 shares are available for future grants to officers, key employees, and other individuals under the Company’s four Stock Option Plans.  The option price and terms are recommended by the Company’s Compensation Committee to the Company’s Board of Directors for approval.  The maximum contractual term of an option is ten years.  The options granted may qualify as incentive stock options (“ISO’s”).  Compensation expense related to stock options granted is recognized ratably over the vesting period of the option.  The Company issues new shares upon the exercise of stock options.

The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):
	3 Months Ended		9 Months Ended
	10/3/2010	9/27/2009	10/3/2010	9/27/2009

Cost of sales	$2	$3	$8	$11
Selling and advertising	1	3	4	11
General and administrative	3	4	15	13
Research and development	2	2	7	7
Pre-tax stock-based compensation expense	8	12	34	42
Income tax (benefit)	(1)	(1)	(2)	(3)
Net stock-based compensation expense	$7	$11	$32	$39

The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for stock option grants during the nine months ended October 3, 2010 and September 29, 2009 are listed in the table below.

	2010	2009
Stock options granted	60,000	45,000
Weighted-average exercise price	$1.32	$1.43
Weighted-average grant date fair value	$.55	$.59
Assumptions:
Risk-free interest rate	2.4%	2.4%
Expected volatility	46%	46%
Expected term in years	4.8	4.8
Expected dividend yield	0%	0%

            The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term.  The expected volatility is calculated using the Black-Scholes model based on the historic prices for a period commensurate with the expected term.  The expected term of the option is determined by using historical data.

A summary of the activity under all the Company’s stock option plans as of October 3, 2010 and the changes during the nine month period then ended are as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2009	887,891	$1.45
Options granted	60,000	1.32
Options exercised	(8,740)	1.21
Options forfeited or expired	(385,734)	1.36
Outstanding at October 3, 2010	553,417	$1.50	3.6	$573,118

Exercisable at October 3, 2010	415,222	$1.54	3.4	$435,164

            A summary of the status of the Company’s nonvested stock options as of October 3, 2010 and the changes during the nine month period then ended are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2009	130,742	$1.05
Granted	60,000	.55
Vested	(51,769)	1.48
Forfeited	(778)	1.80
Nonvested at October 3, 2010	138,195	$.67

At October 3, 2010, there was approximately $61,000 of total unrecognized compensation cost related to nonvested stock options granted.  That cost is expected to be recognized as follows: $8,000 in 2010, $29,900 in 2011, $21,100 in 2012, and $2,000 in 2013.  The total grant-date fair value of stock options that vested during the nine months ended October 3, 2010 was $76,600.

3.    Comprehensive Income (Loss):

During the three and nine months ended October 3, 2010 and September 27, 2009, there were no differences between comprehensive income (loss) and net income (loss).

4.    Receivables, net:

Receivables, net of allowances, consist of the following:

(in thousands)	10/3/2010	12/31/2009
	(unaudited)
Accounts receivables, less allowance for doubtful accounts of $103,500 in 2010 and $100,000 in 2009	$2,567	$1,673
Refundable income taxes	51	71
	$2,618	$1,744

5.    Inventories, net:

Inventories, net of reserves of $1,250,000 in 2010 and $1,200,000 in 2009, consist of the following:

(in thousands)	10/3/2010	12/31/2009
	(unaudited)
Raw materials	$824	$634
Work in process	262	182
Finished goods	275	289
	$1,361	$1,105

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

The following table shows a reconciliation of weighted average shares (in thousands):

	Three Months Ended		Nine Months Ended
	10/3/2010	9/27/2009	10/3/2010	9/27/2009

Weighted average shares outstanding	4,306	4,298	4,302	4,298
Dilutive effect of stock options outstanding, using the treasury stock method	190	-	148	-
Diluted weighted average shares outstanding	4,496	4,298	4,450	4,298

During the three and nine months ended October 3, 2010, stock options to purchase 36,125 and 53,415 , respectively, common shares were not included in the computation of "Diluted Earnings (Loss) per Share" because their inclusion would be anti-dilutive.  During the three and nine months ended September  27, 2009, stock options to purchase 857,891 common shares were not included in the computation of "Diluted Earnings (Loss) per Share" because of the anti-dilutive effect of the options since the Company reported a loss from operations in these periods.

7.    Income Taxes:
At October 3, 2010 and December 31, 2009, the Company had no reserves for unrecognized tax benefits on the balance sheet.

There are currently no income tax examinations in progress.  During 2009, the Company’s federal income tax return for 2007 was examined by the IRS and resulted in no changes to the tax return.  The federal income tax return for 2009 and 2008 and the state of Massachusetts tax returns for 2007 through 2009 are open tax years.  The Company’s policy is to include interest expense on underpayments of income taxes in our income tax provision whereas penalties are included in general and administrative expense.

8.    Restricted Cash and Letter of Credit:

At October 3, 2010, the Company had restricted cash of $201,000 held as collateral in a money market account for the Company’s issuance of an irrevocable standby letter of credit expiring on October 1, 2011.  This letter of credit has been issued as security for the Company’s performance under a  remediation agreement with the New Jersey Department of Environmental Protection.

9.    Recent Accounting Pronouncements:

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

Liquidity and Capital Resources

Cash and cash equivalents amounted to $4,315,000 at October 3, 2010, an increase of $262,000 from the December 31, 2009 balance.  During this period, our operations provided cash of $811,000 and our investing and financing activities used cash of $359,000 and $190,000, respectively.

Cash provided from operations of $811,000 resulted from the net earnings of $405,000 and the net positive adjustments of $443,000 for the non-cash effects of depreciation and provisions for inventory, deferred income taxes and stock compensation offset by the net cash outflow of $37,000 from changes in our operating assets and liabilities.  The major items accounting for the net cash outflow from changes in our operating assets and liabilities were increases of $874,000 in receivables and $306,000 in inventory offset in part by a $1,081,000 increase in accounts payable and accrued liabilities.  The increase in accounts receivable is mainly due to the 36% increase in the 3rd quarter of 2010 sales over the 4th quarter of 2009 and, to a lesser extent, due to a 10% increase in the number of days sales outstanding.   The inventory increase is mainly due to the 2010 sales increase and is also affected by the lead times of certain items to support the current level of shipments and backlog to meet customer delivery requirements.  The main items accounting for the net increase in accrued liabilities were increases in employee compensation and benefits and commissions payable.  The increase in accounts payable is primarily due to the timing of inventory and equipment purchases.

Capital expenditures during the nine months ended October 3, 2010 amounted to $348,000.  These expenditures relate primarily to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products.  At October 3, 2010, we have purchase commitments for capital equipment amounting to $257,000.

During the nine months ended October 3, 2010, the Company transferred $201,000 of cash to a restricted cash   money market account held as collateral for the Company’s issuance of an irrevocable standby letter of credit.

We believe that based on our current working capital and the expected cash flow from operations, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business during the next twelve months.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements.  At October 3, 2010, we had outstanding purchase commitments totaling approximately $2,373,000, all of which are expected to be fulfilled by March 31, 2011.   At October 3, 2010, we had no contractual obligations for capital leases, no material contractual obligations for operating leases and no long-term debt.

Results of Operations for the Three and Nine Months Ended October 3, 2010 Compared to the Three and Nine Months Ended September 27, 2009

During the three and nine months ended October 3, 2010, net sales increased $1,301,000 (52%) and $3,590,000 (47%) over the comparable periods in 2009.  During these periods all product lines experienced sales growth resulting primarily from an increase in the overall number of units sold.  The higher sales levels resulted from an increase in demand for our products as our bookings began to improve in the 4th quarter of 2009 and have continued to improve into 2010. The order backlog at the beginning of the 2010 was $2,023,000 or $357,000 higher than the backlog at the beginning of 2009. Bookings during the three and nine months ended October 3, 2010 were $1,043,000 (38%) and $3,676,000 (48%), respectively, higher than the comparable periods in 2009.  Our backlog amounted to $2,201,000 at October 3, 2010 versus $1,765,000 at September 27, 2009.  During most of 2009 the global economic factors adversely impacted our bookings, revenue and operating performance.

During the three months ended October 3, 2010, our gross profit as a percentage of sales was 39% compared to 35% in the comparable 2009 period.  Our year-to-date gross profit percentage was 38% compared to 34% in 2009.  The favorable effect of spreading the fixed overhead costs over the higher sales volume offset in part by an increase in the raw material percentage was the main reason for the increase in the gross profit percentages.  During the three and nine months 2010 periods, raw material costs as a percentage of sales were about 2 and 3 percentage points, respectively,  higher than in the comparable 2009 periods mainly due to changes in the product mix of sales.

Selling and advertising expenses increased $132,000 (32%) and $363,000 (29%) during the three and nine months ended October 3, 2010, respectively, over the comparable periods in 2009.  During the three months ended October 3, 2010 increases of $60,000 in commission expense to outside sales representatives, $58,000 in employee compensation and benefits, and $12,000 in advertising expenses were the main reasons for the higher expense.  On a year-to-date basis, increases of $166,000 in commission expense to outside sales representatives, $144,000 in employee compensation and benefits, and $43,000 in advertising expenses were the main reasons for the higher expense.  During the three and nine months ended October 3, 2010,  employee compensation included increases of $16,500 and $55,500, respectively,  in incentive compensation expense over the comparable 2009 periods.  The remaining increase in the 2010 employee compensation and benefits over the 2009 periods was mainly due to an increase in the number of employees.  Expenses related to the microwave product line accounted for about $58,000 and $180,000 of the increase during the three and nine months ended October 3, 2010, respectively.   During the 4th quarter of 2009, the Company decided to expand its product offering with the formation of a Microwave Product line that will focus on microwave components and modules.

General and administrative expenses increased $24,000 (7%) and $74,000 (7%) during the three and nine months ended October 3, 2010 over the comparable 2009 periods.   The increases were mainly due to higher incentive compensation expense of $38,500 and $129,500 during the three and nine months periods in 2010, respectively, partially offset by decreases in other employee compensation and benefits of $20,000 and $73,000 during the same periods, respectively.  The reductions in other employee compensation and benefits mainly result from the difference in salaries of the current CEO and the former CEO.

In 2009, the Company and Michael Ferrantino, Sr., Chief Executive Officer (“CEO”) and a Director of the Company at that time, entered into a Retirement Agreement and General Release.   Effective October 31, 2009, Mr. Ferrantino resigned as CEO and a Director of the Company.  Pursuant to the Retirement Agreement, the Company paid Mr. Ferrantino a lump sum retirement payment of $265,225 on November 9, 2009 and Mr. Ferrantino agreed to a one year non-compete provision, an eighteen month non-solicitation provision and a general release of claims.

During the three months ended October 3, 2010, research and development expenses increased $187,000 over the $138,000 recorded in the comparable 2009 period.  Increases of $101,000 in employee compensation and benefits and $71,000 in operating supplies were the main reasons for the higher expense. On a year-to-date basis, research and development expenses increased $541,000 over the $423,000 recorded in the comparable 2009 period.  Increases of $314,000 in employee compensation and benefits and $151,000 in operating supplies were the main reasons for the higher expense. During the three and nine months ended October 3, 2010,  employee compensation included increases of $27,500 and $92,500, respectively,  in incentive compensation expense over the comparable 2009 periods.  The remaining increase in the 2010 employee compensation and benefits over the 2009 periods was mainly due to an increase in the number of employees.   Expenses related to the microwave product line accounted for about $146,000 and $406,000 of the increase during the three and nine months ended October 3, 2010, respectively.

Interest income decreased during the three and nine months ended October 3, 2010 from the corresponding 2009 periods as a result of the effect of interest rates being approximately 25 basis points and 75 basis points lower during the three and nine months ended October 3, 2010, respectively.

The estimated annual combined federal and state income tax rate for 2010 is 39% compared to 34% in 2009.  The rates differ from the expected combined rate of approximately 40% mainly due to the effects state tax provisions and nondeductible stock option and meals and entertainment expenses.

For the three months ended October 3, 2010, we reported an operating profit of $270,000 compared to an operating loss of $264,000 in 2009.  The $534,000 improvement in operating profit results from a $612,000 increase in gross profit partially offset by a $78,000 increase in operating expenses.  The higher gross profit was primarily due to the 52% increase in sales. The $78,000 net increase in operating expenses includes $204,000 of costs incurred in the developing and marketing of the Company’s new microwave product line in 2010, offset by the $265,000 expense in 2009 related to the retirement agreement with the former CEO.  We reported pre-tax earnings of $274,000 during the 2010 period compared to a pre-tax loss of $257,000 in the comparable 2009 period.  For the three months ended October 3, 2010, we reported net earnings of $174,000 versus a net loss of $138,000 in 2009.

For the nine months ended October 3, 2010, we reported an operating profit of $647,000 compared to an operating loss of $386,000 in 2009.  The $1,033,000 operating profit improvement during this period results from a $1,746,000 increase in gross profit partially offset by a $713,000 increase in operating expenses.  The higher gross profit was primarily due to the 47% increase in sales.  The $713,000 net increase in operating expenses includes $586,000 of costs incurred in the developing and marketing of the Company’s new microwave product line in 2010, offset by the $265,225 expense in 2009 related to the retirement agreement with the former CEO.  We reported pre-tax earnings of $660,000 during the 2010 period compared to a pre-tax loss of $359,000 in the comparable 2009 period.  For the nine months ended October 3, 2010, we reported net earnings of $405,000 versus a net loss of $237,000 in 2009.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at October 3, 2010, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $45,200 increase or decrease in interest income.

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

We carried out an evaluation, under the supervision of and with our  management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of October 3, 2010.

Changes in internal control.

Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended October 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits

10.1	Amendment effective October 28, 2010 to Change in Control Severance Agreement, dated October 21, 2009 between the Company and Michael J. Ferrantino, Jr. Filed herewith.

10.2	Amendment effective October 28, 2010 to Change in Control Severance Agreement, dated April 4, 2007 between the Company and Michael J. Kroll. Filed herewith.

10.3	Amendment effective October 28, 2010 to Change in Control Retention Agreement, dated April 4, 2007 between the Company and Walt Oliwa. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valpey-Fisher Corporation

Date: November 10, 2010	By:	/s/ Michael J. Ferrantino, Jr.

Michael J. Ferrantino, Jr.
President and Chief Executive Officer

Date: November 10, 2010	By:	/s/ Michael J. Kroll
Michael J. Kroll
Vice President, Treasurer and Chief Financial Officer