Form 10-K
period 2010-12-31
VALPEY FISHER CORP
filed 2011-03-28
CIK 85608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

The aggregate market value of voting stock held by non-affiliates: $5,074,832 (computed by reference to the last sales price of such common stock on July 2, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported in the NASDAQ Stock Market ).

Number of shares of common stock outstanding at March 24, 2011:  4,347,785

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Description of Business

Products

We are involved in the design, development, production, import, and sale of various custom designed products including frequency control products, RF microwave components and ultrasonic transducers.

Our frequency control devices include quartz crystals and oscillators incorporating these crystals and are used as integral components in electronic circuitry to assure precise timing and frequency reference. Except for more costly atomic standards, quartz crystals and oscillators continue to be one of the most stable references for accurately controlling electronic frequencies and time.

We provide a wide-frequency range of devices including standard and custom-designed product. Our capabilities include:

●	high-reliability, precision crystals and oscillators used in sophisticated industrial, military and aerospace applications,
●	ultra-high frequency crystals used in crystal filters and oscillators for original equipment manufacturers (“OEMs”) telecommunications and microwave applications,
●	highly-customized timing modules including jitter attenuators and frequency translators for telecom and wireless markets, and
●	high-volume, low cost crystals and oscillators for consumer and commercial applications.

Our frequency control products are used by the telecommunications, computer and computer peripheral equipment, scientific, instrumentation, industrial, and aerospace markets.  The majority of our revenue is generated by the telecommunications markets including the wireless, wireline and optical networking segments.  Our frequency control products are used in telecommunications infrastructure equipment such as bandwidth multipliers, networking switches and routers, cellular base stations, transceivers and multiplexers.

During the 4th quarter of 2009, the Company created a microwave product group to focus on the design, development, production, and marketing of high performance RF microwave components and integrated modules. During 2010, we have brought to market certain RF microwave components including: fixed and voltage variable attenuators, 90 degree hybrid couplers, directional couplers, and 2-way and 4-way power dividers.  The target markets for these products include the wireless infrastructure, microwave radio, point-to-point radio, RFID (radio-frequency identification), GPS, and military communications.

Our ultrasonic transducer devices are sold to the NDT (nondestructive testing), industrial, research and bio-medical markets.  Applications include weld testing, flaw detection, thickness gauging, acoustic microscopy and particle sizing.

Raw Materials

Quartz crystal bases, ceramic packages and integrated circuits (“ICs”) are the principal raw materials and are available from a number of domestic and foreign suppliers.

We import sub-assemblies and completed products from various Far East (including China, Japan, South Korea, Philippines, and Taiwan) and Russian suppliers for use in our domestically manufactured products and for resale to our customers.  Approximately 21% of our 2010 sales (14% in 2009) were attributable to products manufactured by one supplier.

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

Marketing and Customers

The Company markets and sells its products using a combination of direct sales personnel, independent manufacturers’ representatives, distributors and our website.  We market our products using editorial and paid advertising in trade publications, participation in trade shows, product catalogs and detailed data sheets.

We sell our frequency control products primarily to original equipment manufacturers (OEMs), electronics manufacturing services (EMS) companies, and distributors.  Our distributors also sell to both the OEMs and EMS companies. Targeted customers for our microwave products include OEMs and distributors.  Ultrasonic transducer devices are sold primarily to OEMs, colleges and universities and research facilities.

In recent years, OEMs have outsourced a significant amount of their manufacturing capability to EMS companies.  As a result, this has tended to increase the concentration of sales to the EMS companies.  Sales to Flextronics Corporation, an EMS company, accounted for approximately 12 % of our net sales in both 2010 and 2009.

Sales to our five largest customers accounted for approximately 31% of our sales in 2010 compared to 32% of our sales in 2009.  Sales to EMS companies accounted for approximately 42% of our sales in 2010 compared to 35% in 2009.

Export sales amounted to approximately 34% of our sales in 2010 and 2009.  Information about export sales is set forth in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference.  Our international sales are transacted in U. S. dollars.

Seasonal Fluctuations

During the last few years, we have noticed that some of our customers, most notably the EMS companies and the larger OEMs, have closed their manufacturing facilities during the last two or three weeks in December.  These facility closures reduce the number of available days to ship these customers in the 4th quarter.

Research and Development

Research and development expenses amounted to $1,249,700 in 2010 and $627,100 in 2009.  Expenses related to the microwave product line accounted for about $489,000 of the increase in 2010.   During 2011, we intend to continue our efforts to develop new products and manufacturing processes which would leverage off our expertise in the timing area and to invest in the expansion of our product offering in the microwave component product line.

Backlog

Our backlog of firm orders was approximately $1,762,000 at December 31, 2010 compared to $2,023,000 at December 31, 2009.  We expect to ship the entire December 31, 2010 backlog during 2011.

Competition

There are many domestic and foreign suppliers of frequency control and microwave products. A number of the competitors are larger and have greater resources than we have including Vectron International (a division of Dover Corporation) and CTS Corporation.   In addition, foreign competitors, particularly from the Far East, continue to dominate the U.S. markets, especially in the high-volume, standard product market.  However, we believe we can maintain a competitive position in our business based on our quality, strong design and application engineering, responsive customer service and a willingness to provide specialty small quantity orders.

Manufacturing

Our manufacturing facility is located in Hopkinton, Massachusetts.  We have been ISO-9001 certified for the design and manufacture of crystals and crystal oscillators since 1997.

Intellectual Property

The Company has no patents, trademarks or licenses that are considered to be important to our business.  We believe our technical strength and competitiveness depends on our proprietary know-how and processes and the technical competence and creativity of our engineering and technical staff.  We rely on non-disclosure agreements with our employees to protect our intellectual property.

Employees

At December 31, 2010, we employed 60 people.  Our future success depends in large part on the continued service of our key technical and senior management personnel and on our ability to continue to attract and retain highly qualified technical and managerial personnel.  Competition for qualified employees in our industry is at times intense.   None of our employees are represented by a collective bargaining unit. We consider our relations with our employees to be satisfactory.

Environmental Regulations

To the best of our knowledge compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, has not had, nor will have a material effect upon capital expenditures, earnings from continuing operations or competitive position.

As a result of the sale of our Bergen Cable subsidiary in 1998, we are performing environmental clean-up at that site. See Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, which Note is incorporated by reference.

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

Risks Related to Our Business and Industry

Our results for 2011 may be negatively impacted by the current global economic conditions and uncertainties.

While the global credit and financial markets appear to be recovering, the uncertainty concerning the current global economy persists as we enter 2011.  These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities.  In addition, our customers and suppliers also may face credit and debt issues, which could have an adverse effect on their operations.  A continued global economic downturn could have an adverse effect on our revenue, operating results and cash flow. In addition we could experience decreased demand for our products, increased risk of excess inventories, and increased risk in the collectability of accounts receivable from our customers.

A significant portion of our revenues is derived from sales to a few customers.  The loss of one or more of our significant customers could have an adverse impact on our operating results and financial condition.

In 2010, sales to our top five customers accounted for approximately 31% of our sales compared to 32% in 2009.  The loss of one or more of our significant customers or a reduction in sales to any one of them could have an adverse impact on our operating results and financial condition.  All our sales are made on a purchase order basis and we do not have long-term purchase contracts with our customers.  As a result, our customers may cancel or change delivery dates within a specific period of time without penalty.

We rely upon one supplier for a significant portion of our revenue.

Approximately 21% of our 2010 revenue was attributable to products manufactured by one supplier and we expect this supplier to account for a similar percentage of our 2011 revenue.  We do not have a written, long-term supply contract with this supplier.  If this supplier is not able or not willing to manufacture and deliver products on time and at quantities and prices acceptable we may be forced to manufacture the products internally or find other replacement suppliers.  We could encounter difficulties in finding another source for these products based on the current supplier’s product knowledge and process capability.  As a result, a significant change in the supplier’s manufacturing capability or in our relationship with this supplier could have an adverse impact on our operating results and financial condition.

A significant portion of our revenues are to Electronics Manufacturing Services (EMS) companies.  If we fail to successfully obtain orders from the EMS companies, our operating results and financial condition could be negatively affected.

Approximately 42% of the Company’s sales in 2010 were to EMS companies.  There is a continuing trend among original equipment manufacturers (OEMs) to outsource the manufacture of their product to EMS companies.  We first work with and receive design wins from OEMs.  We then have to negotiate pricing, quantities and delivery with the EMS companies.  If we fail to successfully obtain orders from the EMS companies, our operating results and financial condition could be negatively affected.

We purchase products from foreign suppliers in U.S. dollars.  As exchange rates fluctuate, our costs for these products may become more expensive.

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

As part of our business strategy, we continue to evaluate acquisition opportunities that could complement, enhance or expand our current business or provide additional product offerings or technologies.  We may have difficulty finding these opportunities or, if we do find an opportunity, we may not be able to complete the transaction for reasons including a failure to secure financing, if necessary.  Any transaction we are able to complete may involve a number of risks including, but not limited to:

●	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired business,
●	the possible adverse effects on the Company’s operating results during the integration period,
●	the loss of key employees, customers and vendors as a result of the change in management, and
●	our possible inability to achieve the intended objectives of the transaction.

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

We sell our products to customers and purchase inventory from vendors located outside of the United States.  As a result, we face global business, political and economic risks which may adversely affect us.  These risks include, but are not limited to:

●	political and economic instability in countries where our products are sold or manufactured,
●	expropriation or the imposition of government controls,
●	export license requirements,
●	trade restrictions,
●	high levels of inflation or deflation,
●	greater difficulty in collecting our accounts receivable and longer payment terms,
●	less favorable intellectual property laws, and
●	increases in duties.

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

Risks Related to Our Common Stock

Certain Directors and Executive Officers Beneficially Own a Substantial Portion of Our Common Stock and May Be in a Position to Determine the Outcome of Our Corporate Elections

Members of the Board of Directors and Executive Officers, beneficially own 42% of the currently outstanding shares of Common Stock on a fully diluted basis.  By virtue of such ownership, such members of the Board and Management including Ted Valpey, Jr. may have the practical ability to determine the election of all directors and control the outcome of substantially all matters submitted to our stockholders.  Such concentration of ownership could have  the effect of making it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of us.

There is a limited market and limited trading activity for our common shares.  The purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

There is a limited public market and limited trading activity for our common shares.  Directors and executive officers currently beneficially own 42% of the outstanding shares on a fully diluted basis.  5% holders, other than our directors and executive officers, and institutional holders own approximately 24% of the outstanding shares.   During 2010, the average trading volume of our common stock was approximately 2,800 shares per day.  As a result of the low trading volume and the limited outstanding float, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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

Item 4.  Reserved

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol VPF.   The range of high and low prices each quarter for the past two years is shown below:

For the years ended December 31,	2010		2009
	High	Low	High	Low
4th quarter	$4.50	$2.24	$1.59	$1.20
3rd quarter	2.75	1.55	1.60	1.10
2nd quarter	2.85	1.54	1.58	1.00
1st quarter	1.68	1.25	1.95	0.91

No dividends were paid in 2010 and 2009.

The number of stockholders of record on March 21, 2011 was 566. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

   Equity Compensation Plan Information

The following table presents information as of December 31, 2010 regarding the number of shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation
plans approved by
security holders (1)	495,403	$1.29	77,090
Equity compensation
plans not approved by
security holders	-0-	-0-	-0-

(1)	Includes the 2003, 2001, and 1999 Stock Option Plans.

Stock Repurchases

At December 31, 2010, under prior authorizations from the Board of Directors, we are authorized to purchase up to 219,700 shares of common stock through the open market or negotiated transactions.

We made no repurchases of our common stock in the fourth quarter of 2010.

Item 6. Selected Financial Data

Years Ended December 31,	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Continuing operations:
Net sales	$14,716	$10,378	$13,021	$13,419	$11,782
Gross profit	5,651	3,452	5,061	5,441	4,469
Earnings (loss) before income taxes	901	(300)	1,328	1,712	778
Income tax (expense) benefit	(278)	87	(592)	(521)	71
Earnings (loss)	623	(213)	736	1,191	849
Discontinued operations- net of income tax benefit	-	-	-	-	(180)
Net earnings (loss)	$623	$(213)	$736	$1,191	$669
Basic earnings (loss) per share:
Continuing operations	$.14	$(.05)	$.17	$.28	$.20
Discontinued operations	-	-	-	-	(.04)
	$.14	$(.05)	$.17	$.28	$.16
Diluted earnings (loss) per share:
Continuing operations	$14	$(.05)	$.17	$.27	$.20
Discontinued operations	-	-	-	-	(.04)
	$.14	$(.05)	$.17	$.27	$.16

Cash dividends per share	$-	$-	$1.50	$-	$-
Total assets, end of year	$11,075	$9,549	$10,086	$15,950	$14,529
Long-term debt, end of year	$-	$-	$-	$-	$-

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

     Income Taxes - We have recorded deferred tax assets and liabilities resulting from differing treatment of items for tax and financial statement reporting purposes.  We must estimate our income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future.  Based on our assessment of the realization of these assets, we do not have a valuation allowance at December 31, 2010.   In reaching our conclusion, we evaluated the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years and taxable income by jurisdiction in which we operate and the period over which the deferred tax assets would be recoverable.  In the event that actual results differ from these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

Financial Condition and Liquidity
Cash and cash equivalents amounted to $4,452,000 at December 31, 2010, an increase of $398,800 over the December 31, 2009.  The primary source of funds was $965,100 of cash generated from our operations and the main use of cash was capital expenditures of $588,100.

The cash generated from operations resulted from net earnings of $623,100 and the net positive adjustments of $604,300 from the non-cash effects of depreciation and provisions for inventory, deferred income taxes and stock compensation offset by the net cash outflow of $262,300 from changes in our operating assets and liabilities.  The major items accounting for the net cash outflow from changes in our operating assets and liabilities were increases of $669,000 in receivables and $408,700 in inventory offset in part by a $748,200 increase in accounts payable and accrued liabilities.  The increase in accounts receivable is mainly due to the 27% increase in the current year’s 4th quarter sales over the comparable quarter in 2009 and, to a lesser extent, due to a 7% increase in the number of day’s sales outstanding.

The inventory increase is mainly due to the 2010 sales increase and is also affected by the lead times of certain items to support the current level of shipments and backlog to meet customer delivery requirements.  The main item accounting for the change in accrued liabilities was the increase in employee compensation mainly due to the $515,000 increase in the key employee bonus plan accrual.  The increase in accounts payable is primarily due to the timing of inventory and equipment purchases.

Capital expenditures amounted to $588,100 in 2010 and related primarily to new production and test equipment capabilities in connection with in introduction of new products and enhancements to our existing products.  We expect our 2011 capital expenditures to be in the range of $1.5 million as we continue to increase and expand our product offerings and capabilities.

On December 30, 2010, we entered into a loan agreement and security agreement with a bank.  The agreement provides for a $1,000,000 revolving loan and a $1,000,000 revolving equipment loan.  The loans are secured by accounts receivable, inventory and equipment. There were no amounts outstanding under the revolving equipment loan at December 31, 2010.  The Company had $799,000 available under the revolving loan at December 31, 2010, net of a $201,000 irrevocable standby letter of credit.

We believe that based on our current working capital, the expected cash flows from operations and our borrowing availability under our current credit arrangement, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business in 2011.

Results of Operations – 2010 versus 2009

Our net sales increased $4,338,000 (42%) from 2009 as all product lines experienced sales growth resulting primarily from an increase in the overall number of units sold.  The higher sales levels resulted from an increase in demand for our products as our bookings began to improve in the 4th quarter of 2009 and continued to improve through most of 2010.  During most of 2009 the global economic factors adversely impacted our bookings, revenue and operating performance.  Bookings during 2010 were $3,755,000 (35%) higher than in 2009.  At December 31, 2010 our backlog amounted to $1,762,000 versus $2,023,000 at December 31, 2009.

Our gross profit in 2010 increased $2,198,900 (64%) over 2009 and as a percentage of sales was 38% compared to 33% in 2009.  The favorable effect of spreading the fixed overhead costs over the higher sales volume, offset in part by an increase in the raw material percentage, was the main reason for the increase in the gross profit percentage.  Raw material costs as a percentage of sales were about 2 percentage points higher in 2010 compared to 2009 mainly due to changes in the product mix of sales.

Selling and advertising expenses increased $463,800 (29%) over 2009.  The main reasons for the higher expense were increases of $198,000 in employee compensation and benefits, $91,000 in commission expense to outside sales representatives, $65,000 in incentive compensation under the Company’s key employee bonus plan for 2010 and $54,000 in advertising expense.  The increase in employee compensation and benefits is mainly due to an increase in the number of employees. During the 4th quarter of 2009, the Company decided to expand its product offering with the formation of a microwave product line that will focus on microwave components and modules. Expenses related to the microwave product line accounted for about $238,000 of the 2010 expense increase.

General and administrative expenses increased $161,300 (13%) from 2009 mainly as a result of an increase of $225,000 in incentive compensation under the Company’s key employee bonus plan for 2010, partially offset by a $67,000 reduction in employee compensation and benefits.   The reduction in employee compensation and benefits mainly results from the difference in salaries of the current CEO and the former CEO.

Research and development expenses increased $622,600 over the $627,100 recorded in 2009.  Increases of $309,800 in employee compensation and benefits and $229,800 in operating supplies were the main reasons for the higher expense.  Employee compensation included an increase of $75,100 in incentive compensation expense over 2009 under the Company’s key employee bonus plan for 2010 with the remaining increase mainly due to an increase in the number of employees.   Expenses related to the microwave product line accounted for about $489,000 of the increase in 2010.

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

During 2010 interest income decreased $15,500 (49%) from 2009 as a result of the effect of interest rates being approximately 70 basis points lower during 2010.

The combined federal and state income tax rate for 2010 is 31% compared to 29% in 2009.  The 2010 rate differs from the expected combined rate of 40% mainly due to the effects of the research activities tax credit and state tax provisions.  The 2009 rate differs from the expected combined rate of 40% mainly due to the effects of non-deductible stock option and meals and entertainment expenses.

We reported an operating profit of $885,000 in 2010 compared to an operating loss of $332,000 in 2009.  The operating profit improvement of $1,216,000 results from a $2,199,000 increase in gross profit partially offset by a $983,000 increase in operating expenses.  The higher gross profit was primarily due to the 42% sales increase.  The $983,000 net increase in operating expenses includes $727,000 of costs incurred in the developing and marketing of the Company’s new microwave product line in 2010, offset by the $265,225 expense in 2009 related to the retirement agreement with the former CEO.   We reported pre-tax earnings of $901,000 during 2010 compared to a pre-tax loss of $300,000 in 2009.  For 2010, we reported net earnings of $623,000 versus a net loss of $213,000 in 2009.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on our projected requirements.  At December 31, 2010, we had outstanding purchase commitments approximating $1,934,000, all of which we expect to be fulfilled in 2011.  At December 31, 2010, we had no contractual obligations for capital leases, no material contractual obligation for operating leases and no long-term debt outstanding.

Recent accounting pronouncements

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at December 31, 2010, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decline in interest rates would result in an approximate $44,500 increase or decrease in interest income.

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

Item 8. Financial Statements and Supplementary Data

Valpey-Fisher Corporation
Consolidated Balance Sheets

December 31,	2010	2009
Assets
Current assets:
Cash and cash equivalents	$4,451,511	$4,052,721
Receivables, net	2,412,518	1,743,494
Inventories, net	1,457,546	1,105,417
Deferred income taxes	822,331	848,021
Other current assets	43,682	110,932
Total current assets	9,187,588	7,860,585

Property, plant and equipment, at cost:
Land and improvements	246,846	226,505
Buildings and improvements	2,058,873	2,058,873
Machinery and equipment	9,895,734	9,328,008
	12,201,453	11,613,386
Less accumulated depreciation	10,530,072	10,127,624
	1,671,381	1,485,762

Other assets	215,898	202,502
	$11,074,867	$9,548,849

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,032,740	$948,799
Accrued liabilities	1,525,383	861,145
Total current liabilities	2,558,123	1,809,944

Deferred income taxes	252,431	175,171

Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $1.00 par value-Authorized 1,000,000 shares; issued, none	-	-
Common stock, $.05 par value-Authorized 10,000,000 shares;
issued and outstanding: 4,328,527 and 4,297,898 shares, respectively	216,426	214,895
Capital surplus	5,742,898	5,666,925
Retained earnings	2,304,989	1,681,914
Total stockholders’ equity	8,264,313	7,563,734
	$11,074,867	$9,548,849

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Operations

For the Years Ended December 31,	2010	2009
Net sales	$14,716,169		$10,378,206
Cost of sales	9,064,852		6,925,823
Gross profit	5,651,317		3,452,383

Selling and advertising expenses	2,076,461		1,612,622
General and administrative expenses	1,440,591		1,279,301
Research and development expenses	1,249,657		627,100
Retirement agreement	-		265,225
	4,766,709		3,784,248

Operating profit (loss)	884,608		(331,865)

Interest income	16,317		31,796

Earnings (loss) before income taxes	900,925		(300,069)
Income tax expense (benefit)	277,850		(86,600)
Net earnings (loss)	$623,075		$(213,469)

Basic and diluted earnings (loss) per share	$.14	$	( .05)

Cash dividend per share	$-		$-

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Cash Flows

For the Years Ended December 31,	2010	2009
Cash Flows from Operating Activities:
Net earnings (loss)	$623,075	$(213,469)
Adjustments to reconcile net earnings (loss) to net
cash provided (used) by operating activities:
Depreciation	402,448	378,749
Provisions for inventory	56,599	188,775
Deferred income taxes	95,150	(103,100)
Stock based compensation	42,314	57,317
Changes in operating assets and liabilities:
Receivables, net	(669,024)	(112,453)
Inventories	(408,728)	82,158
Other current assets	67,250	(70,894)
Accounts payable and accrued liabilities	769,182	(212,181)
Net cash provided (used) by operating activities of continuing
operations	978,266	(5,098)
Deferred income taxes	7,800	59,600
Change in accrued liabilities	(21,003)	(148,077)
Net cash (used) by operating activities of discontinued operations	(13,203)	(88,477)
Net cash provided (used) by operating activities	965,063	(93,575)
Cash Flows from Investing Activities:
Capital expenditures	(588,067)	(356,319)
Other	(13,396)	(12,370)
Net cash (used) by investing activities	(601,463)	(368,689)
Cash Flows from Financing Activities:
Stock options exercised	35,190	-
Net cash provided by financing activities	35,190	-

Net Increase (Decrease) in Cash and Cash Equivalents	398,790	(462,264)
Cash and Cash Equivalents at beginning of year	4,052,721	4,514,985
Cash and Cash Equivalents at end of year	$4,451,511	$4,052,721

Supplemental Disclosures of Cash Flow Information
Cash paid during the year by continuing operations for income taxes	$255,500	$87,500

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings

Balance, January 1, 2009	4,297,898	$214,895	$5,609,608	$1,895,383
Net (loss)	-	-	-	(213,469)
Stock based compensation	-	-	57,317	-
Balance, December 31, 2009	4,297,898	214,895	5,666,925	1,681,914
Net earnings	-	-	-	623,075
Exercise of stock options	30,629	1,531	33,659	-
Stock based compensation	-	-	42,314	-
Balance, December 31, 2010	4,328,527	$216,426	$5,742,898	$2,304,989

See notes to consolidated financial statements.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements

(1)   Description of Business – Valpey-Fisher Corporation (the Company), a Maryland corporation, is involved in the design, development, production, import, and sale of various custom designed products including frequency control products, RF microwave components and ultrasonic transducers.   The Company’s broad product offering addresses a wide range of world-wide end markets including wireless and wireline infrastructure, microwave radio, military communications, instrumentation, test and measurement, imaging and industrial applications.

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
       Concentration of credit risk – Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents primarily in money market accounts and reduces its exposure to credit risk by maintaining such accounts with high quality financial institutions.  At December 31, 2010, approximately $1,641,000 of the Company’s cash and cash equivalents balance were in excess of the applicable insurance limits.  Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances.  At December 31, 2010 and 2009, one customer represented about 23% and 17%, respectively, of the Company’s accounts receivable.  To reduce credit risk, the Company performs ongoing credit evaluations of its customers, but generally does not require advance payments or collateral.  The Company maintains an allowance for doubtful accounts based upon the expected collectability of such receivables.
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
      Advertising - Advertising costs are expensed as incurred.  Advertising expenses were $137,700 in 2010 and $83,200 in 2009.
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

             The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

	2010	2009
Cost of sales	$10	$14
Selling and advertising	6	15
General and administrative	18	18
Research and development	8	10
Pre-tax stock-based compensation expense	42	57
Income tax (benefit)	(2)	(4)
Net stock-based compensation expense	$40	$53

See Note 9 for additional information relating to stock-based compensation.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

      Comprehensive income (loss) – Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31, 2010 and 2009 the Company had no items of other comprehensive income (loss).

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

(3) Receivables, net: Receivables, net of allowances, consist of the following:	2010	2009
Accounts receivables, less allowance for doubtful accounts of
$100,000 in 2010 and 2009	$2,313,018	$1,672,894
Refundable income taxes	99,500	70,600
	$2,412,518	$1,743,494

(4) Inventories, net: Inventories, net of reserves, consist of the following:	2010	2009
Raw materials	$865,728	$634,334
Work in process	180,019	182,020
Finished goods	411,799	289,063
	$1,457,546	$1,105,417

At December 31, 2010 and 2009, inventories are presented net of inventory reserves of $1,195,000 and $1,200,000, respectively.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

(5) Income Taxes: The provision (benefit) for income taxes for continuing operations consisted of the following:

	2010	2009
Current:
Federal	$154,085	$2,500
State	28,615	14,000
	182,700	16,500
Deferred:
Federal	50,150	(66,525)
State	45,000	(36,575)
	95,150	(103,100)
Total	$277,850	$(86,600)

The total income tax provision for continuing operations differs from that computed by applying the federal income tax rate to income before income taxes. The reasons for the difference are as follows:

	2010	2009
Income taxes at statutory rates	$306,315		$(102,000)
State income taxes, net of federal tax effect	33,400		(14,900)
Research activities tax credit	(65,000)		-
Stock based compensation	12,515		16,200
Other, net	(9,380)		14,100
	$277,850	$	(86,600)

The tax effects of significant items comprising the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Inventory valuation	$617,303	$676,693
Accruals and allowances	186,811	152,211
Stock compensation	18,217	16,692
State tax loss carryforward	-	2,425
Net deferred tax assets	822,331	848,021

Deferred tax liabilities:
Depreciation	252,431	175,171
Total deferred tax liabilities	252,431	175,171
Net deferred tax assets	$569,900	$672,850

At December 31, 2010 and 2009, the Company had no reserves for unrecognized tax benefits on the balance sheet.    During 2009 the Company’s tax return for 2007 was examined by the Internal Revenue  Service which resulted in no changes to the tax return.  The federal income tax returns for 2009 and 2008 and the Massachusetts tax returns for 2007 through 2009 are open tax years.  The Company’s policy is to include interest expense on underpayments of income taxes in our income tax provision whereas penalties are included in general and administrative expense.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

(6) Profit Sharing and Savings Plan: The Company has a profit sharing 401(k) plan that covers all qualified employees. Under the profit sharing section of the plan, the Company may make contributions to the plan at the discretion of the Board of Directors. Profit sharing expense amounted to $52,500 in 2010 and $ 0 in 2009.  Under the 401(k) section of the plan, the Company matched 50% of employee contributions up to 6% of compensation. Total Company contributions charged to operations were approximately $86,400 in 2010 and $80,200 in 2009.

(7) Accrued Liabilities: Accrued liabilities consist of the following items:	2010	2009
Employee compensation	$900,700	$250,900
Environmental costs	144,600	166,300
Professional fees	102,000	90,000
Profit sharing 401(k)	95,900	99,900
Other	282,183	254,045
	$1,525,383	$861,145

In 1998, the Company sold all the assets of a subsidiary located in New Jersey which is reported as a Discontinued Operation in the financial statements.  As a result of this sale, the Company was required to perform environmental cleanup at this site.  As of December 31, 2010, a total of $1,560,000 has been expensed for the cleanup and $144,600 is accrued for expenses relating to the cleanup.

(8) Credit Agreement and Commitments: On December 30, 2010 the Company entered into a loan agreement and security agreement with a bank that provides for a $1,000,000 Revolving Loan and a $1,000,000 Revolving Equipment Loan.  The Revolving Loan is due on demand and bears interest at the higher of the Bank’s base rate or 4%.  The Company had $799,000 available under this Revolving Loan at December 31, 2010, net of a $201,000 irrevocable standby letter of credit. This letter of credit has been issued as security for the Company’s performance under a remediation agreement with the New Jersey Department of Environmental Protection.  The Revolving Equipment Loan provides for a 3 year to 5 year term option at the election of the Company with an interest rate between 5.5% and 5.75% depending on the term.  There were no amounts outstanding under the Revolving Equipment Loan at December 31, 2010.  The Loans are secured by accounts receivable, inventory and equipment.  The loan agreement contains a quarterly financial covenant of a minimum debt service coverage of 1.20 : 1 or a cash balance on deposit in specified accounts with the lending bank of $500,000.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

(9) Stockholders’ Equity: The Company has 4,328,527 and 4,297,898 shares of its $.05 par value Common Stock outstanding at December 31, 2010 and 2009, respectively.

At December 31, 2010, under prior authorizations from the Board of Directors, the Company is authorized to purchase up to an additional 219,700 shares of stock through the open market or negotiated transactions.

The Company has four Stock Option Plans that allow for the granting of options to officers, key employees, and other individuals to purchase a maximum of 1,387,215 shares of the Company’s common stock.  The option price and terms are recommended by the Company’s Compensation Committee to the Company’s Board of Directors for approval.  The options granted may qualify as incentive stock options (“ISO’s”).  Options granted prior to December 31, 2005 generally vested 20% on each of the first, second, third, fourth, and fifth anniversaries of the date of grant with a contractual life of ten years.  Options granted after December 31, 2005 have vested 33% on each of the first, second and third anniversaries of the date of grant and have a contractual life of five years.  The Company issues new shares upon the exercise of stock options. At December 31, 2010, options for 77,090 shares remain available for future grants under the Plans and 495,403 common shares are reserved for issuance upon exercise of the outstanding stock options.

The estimated fair value of each option granted in 2010 and 2009 was determined on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for stock option grants:

	2010	2009
Expected dividend yield	0%	0%
Risk-free interest rate	2.4%	2.3%
Expected life of options in years	4.8	4.7
Assumed volatility	46%	46%

The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term.  The expected volatility is calculated using the Black-Scholes model based on weighted-average historic prices for a period commensurate with the expected term.  The expected term of the option is determined by using historical data.

A summary of the status of the Company’s stock option plans as of December 31, 2010 and 2009, and changes during the years then ended is presented below:
	2010		2009
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
Outstanding, January 1	887,891	$1.45	823,265	$1.45
Granted	60,000	1.32	75,000	1.39
Exercised	(30,629)	1.15	-	-
Forfeited or expired	(421,859)	1.64	(10,374)	1.26
Outstanding, December 31	495,403	$1.29	887,891	$1.45
Exercisable, December 31	367,208	$1.25	757,149	$1.46

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

The weighted average grant date fair value of options granted in 2010 and 2009 was $0.55 and $0.58, respectively.  As of December 31, 2010, the intrinsic value (the difference between the exercise price and the market price) for all outstanding options was $1,040,834 and the intrinsic value for all options exercisable was $785,186.  The total intrinsic value of all options exercised during the year ended December 31, 2010 was $45,665.

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

$1.09 -1.24	216,739	$1.19	3.6	216,739	$1.19	3.6
$1.27 -1.32	176,745	1.30	3.8	110,078	1.30	3.6
$1.35 -1.72	101,919	1.47	3.1	40,391	1.47	2.7
	495,403	$1.29	3.6	367,208	$1.25	3.5

A summary of the status of the Company’s nonvested stock options as of December 31, 2010 and the changes during the year then ended is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2009	130,742	$1.05
Granted	60,000	.55
Vested	(61,769)	1.33
Forfeited	(778)	1.80
Nonvested at December 31, 2010	128,195	$.68

At December 31, 2010, there was approximately $53,000 of total unrecognized compensation cost related to nonvested stock options granted.  That cost is expected to be recognized as follows: $30,000 in 2011, $21,000 in 2012 and $2,000 in 2013.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

(10) Earnings (Loss) Per Share: The computation of basic and diluted earnings (loss) per share is as follows:
	2010	2009
Basic:
Net earnings (loss)	$623,075	$(213,469)
Weighted average shares outstanding	4,307,174	4,297,898
Basic earnings (loss) per share	$.14	$(.05)
Diluted:
Net earnings (loss)	$623,075	$(213,469)
Weighted average shares outstanding	4,307,174	4,297,898
Diluted effect of stock options outstanding, using the treasury stock
method	187,561	-
Diluted weighted average shares outstanding	4,494,735	4,297,898
Diluted earnings (loss) per share	$.14	$(.05)

In 2010 stock options to purchase 36,125 common shares were not included in the computation of "Diluted Earnings (Loss) per Share" because the exercise price was greater than the average market price.
In 2009 stock options to purchase 887,891 common shares were not included in the computation of "Diluted Earnings (Loss) per Share" because of the anti-dilutive effect of the options since the Company reported a net loss.

(11) Industry Segment: The Company operates in one segment: the design, development, production, import, and sale of various custom designed products including frequency control products, RF microwave components and ultrasonic transducers.  The Company’s chief operating decision maker is considered to be its Chief Executive Officer.  The chief operating decision maker allocates resources and assesses performance and other activities at the operating segment level.

   Export sales to foreign markets, based on the location of the customer, are as follows:

	2010	2009
Asia Pacific	$3,657,900	$2,209,500
Mexico	593,000	394,900
Europe and Middle East	450,900	581,200
Canada	310,300	278,800
Other	23,100	34,300
	$5,035,200	$3,498,700

(12) Concentration Risks:  One customer accounted for approximately 12% of net sales in both 2010 and 2009.

Products manufactured by one supplier accounted for approximately 21% and 14% of our revenue in 2010 and 2009, respectively.

Valpey-Fisher Corporation
Notes to Consolidated Financial Statements (continued)

(13) Quarterly Financial Data (unaudited): Selected unaudited quarterly financial data for 2010 and 2009 is set forth below:

	First	Second	Third	Fourth
	(in thousands, except per share data)
2010
Net sales	$3,567	$3,799	$3,803	$3,547
Gross profit	1,381	1,416	1,493	1,361
Earnings before income taxes	186	199	274	242
Net earnings	$95	$136	$174	$218
Basic and diluted earnings per share	$.02	$.03	$.04	$.05

	First	Second	Third	Fourth
	(in thousands, except per share data)
2009
Net sales	$2,582	$2,496	$2,502	$2,798
Gross profit	849	815	881	908
Earnings (loss) before income taxes	(44)	(57)	(257)	59
Net earnings (loss)	$(16)	$(82)	$(138)	$23
Basic and diluted earnings (loss) per share	$-	$(.02)	$(.03)	$.01

The fourth quarter of 2010 includes the full year 2010 net tax benefit of $65,000 for the extension of the U.S. Research and Development tax credit, which became law in December 2010.

The third quarter of 2009 includes $265,255 of expense relating to a retirement agreement and general release with the former Chief Executive Officer of the Company.

(14) Commitments and Contingencies:  During the normal course of business, the Company incurs certain commitments to make future payments for the purchase of inventory, machinery and equipment and production supplies based on its projected requirements.  At December 31, 2010, the Company has outstanding purchase commitments approximating $1,938,000, all of which are expected to be fulfilled in 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Valpey-Fisher Corporation

We have audited the accompanying consolidated balance sheets of Valpey-Fisher Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valpey-Fisher Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon, LLC
Westborough, Massachusetts
March 1, 2011

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with our  management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in internal control.

 Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information called for by Part III is hereby incorporated by reference from the information set forth and under the headings “Common Stock Ownership of Certain Beneficial Owners and Management”, “Election of Directors”,  “Corporate Governance”,  “Principal Accountant Fees and Services”, “Executive Officers of the Company”, and “Executive Compensation” in Registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	The following Consolidated Financial Statements are included in Item 8:

Consolidated Balance Sheets, December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the Years Ended
December 31, 2010 and 2009
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

3.  The exhibits filed in this report or incorporated by reference, listed on the Exhibit Index are as follows:

Exhibit No.		Description
2.		Agreement of Merger and Recapitalization
3.1		Restated and Amended Articles of Incorporation
3.2		By-Laws effective July 23, 2009
4.1		Loan Agreement dated as of December 30, 2010 among Valpey-Fisher Corporation, as Borrower, the Guarantors from time to time part hereto and Middlesex Savings Bank, as Lender
4.2		Security Agreement among Valpey-Fisher Corporation as Borrower, The Guarantors Party hereto and Middlesex Savings Bank as Secured Party Dated as of December 30, 2010
4.3		$1,000,000 Revolving Note dated December 30, 2010 issued by Valpey-Fisher Corporation to Middlesex Savings Bank
4.4		$1,000,000 Revolving Equipment Note dated December 30, 2010 issued by Valpey-Fisher Corporation to Middlesex Savings Bank
10.1	*	1999 Stock Option Plan, as amended
10.2	*	2001 Stock Option Plan, as amended
10.3	*	2003 Stock Option Plan, as amended
10.4	*	Key Employee Bonus Plan for 2010
10.5	*	Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll
10.6	*	Amendment effective August 7, 2008 to Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll.
10.7	*	Change in Control Severance Agreement, dated October 21, 2009, between the Company and Michael J. Ferrantino, Jr.
10.8	*	Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa
10.9	*	Amendment effective August 7, 2008 to Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa.
10.10	*	Amendment effective October 28, 2010 to Change in Control Severance Agreement, dated October 21, 2009, between the Company and Michael J. Ferrantino, Jr.
10.11	*	Amendment effective October 28, 2010 to Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll
10.12	*	Amendment effective October 28, 2010 to Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa
14		Code of Ethics of the Chief Executive Officer and the Chief Financial and Accounting Officer
14.1		Code of Business Conduct and Ethics
23		Independent Registered Public Accounting Firm’s Consent
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valpey-Fisher Corporation

Date: March 28, 2011	By:	/s/ Michael J. Ferrantino
Michael J. Ferrantino, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted Valpey, Jr.	Chairman of the Board	March 28, 2011
Ted Valpey, Jr.	and Director

/s/ Michael J. Ferrantino, Jr.	President, Chief Executive Officer	March 28, 2011
Michael J. Ferrantino, Jr.	and Director (Principal Executive Officer)

/s/ Michael J. Kroll	Vice President, Treasurer and	March 28, 2011
Michael J. Kroll	Chief Financial Officer
(Principal Financial Officer
and Principal Accounting
Officer)

/s/ Mario Alosco	Director	March 28, 2011
Mario Alosco

/s/Gary Ambrosino	Director	March 28, 2011
Gary Ambrosino

/s/Richard W. Anderson	Director	March 28, 2011
Richard W. Anderson

/s/Eli Fleisher	Director	March 28, 2011
Eli Fleisher

/s/Lawrence Holsborg	Director	March 28, 2011
Lawrence Holsborg

/s/Steven Schaefer	Director	March 28, 2011
Steven Schaefer

Valpey-Fisher Corporation

Schedule II – Valuation and Qualifying Accounts

		Additions	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Allowance for
Doubtful Accounts:

Year Ended:

December 31, 2010	$100,000	$38,259	$-	$(38,259	) (1)	$100,000

December 31, 2009	$105,000	$5,086	$-	$(10,086	) (1)	$100,000

Inventory Reserve:

Year Ended:

December 31, 2010	$1,200,000	$56,599	$-	$(61,559	)(2)	$1,195,000

December 31, 2009	$1,050,000	$188,775	$-	$(38,775	)(2)	$1,200,000

(1)	Amounts written-off, less recoveries.
(2)	Inventory disposed of.

EXHIBIT INDEX

Exhibit	(inapplicable items are omitted)
No.

2.	Agreement of Merger and Recapitalization between MATEC Corporation a Delaware corporation and MATEC Corporation a Maryland corporation. Filed herewith.
3.1	Restated and Amended Articles of Incorporation as of June 3, 2002. (incorporated by reference to Exhibit 3.1 on Registrant’s Form 10-K for the year ended December 31, 2007).
3.2	By-Laws effective July 23, 2009. (incorporated by reference to Exhibit 3.3 on Registrant’s Form 8-K dated July 23, 2009).
4.1
Loan Agreement dated as of December 30, 2010 among Valpey-Fisher Corporation, as Borrower, the Guarantors from time to time part hereto and Middlesex Savings Bank, as Lender. (incorporated by reference to Exhibit 4.1 on Registrant’s Form 8-K dated December 27, 2010).

4.2
Security Agreement among Valpey-Fisher Corporation as Borrower, The Guarantors Party hereto and Middlesex Savings Bank as Secured Party Dated as of December 30, 2010 (incorporated by reference to Exhibit 4.2 on Registrant’s Form 8-K dated December 27, 2010).

4.3
$1,000,000 Revolving Note dated December 30, 2010 issued by Valpey-Fisher Corporation to Middlesex Savings Bank (incorporated by reference to Exhibit 4.3 on Registrant’s Form 8-K dated December 27, 2010).

4.4
$1,000,000 Revolving Equipment Note dated December 30, 2010 issued by Valpey-Fisher Corporation to Middlesex Savings Bank (incorporated by reference to Exhibit 4.4 on Registrant’s Form 8-K dated December 27, 2010).

10.1	1999 Stock Option Plan, as amended. (incorporated by reference to Exhibit 10.2 on Registrant’s Form 10-K for the year ended December 31, 2008).
10.2	2001 Stock Option Plan, as amended. (incorporated by reference to Exhibit 10.3 on Registrant’s Form 10-K for the year ended December 31, 2008).
10.3	2003 Stock Option Plan, as amended. (incorporated by reference to Exhibit 10.5 on Registrant’s Form 10-K for the year ended December 31, 2008).
10.4	Key Employee Bonus Plan for 2010. (incorporated by reference to Exhibit 10.1 on Registrant’s Form 10-Q for the quarterly period ended April 4, 2010).

10.5
Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll. (incorporated by reference to Exhibit 10.3 on Registrant’s Form 10-Q for the quarterly period ended April 1, 2007).

10.6
Amendment effective August 7, 2008 to Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll. (incorporated by reference to Exhibit 10.11 on Registrant’s Form 10-K for the year ended December 31, 2008).

10.7
Change in Control Severance Agreement, dated October 21, 2009, between the Company and Michael J. Ferrantino, Jr.  (incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K dated October 27, 2009).

10.8
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

10.10
Amendment effective October 28, 2010 to Change in Control Severance Agreement, dated October 21, 2009, between the Company and Michael J. Ferrantino, Jr. (incorporated by reference to Exhibit 10.1 on Registrant’s Form 10-Q for the quarterly period ended October 3, 2010).

10.11
Amendment effective October 28, 2010 to Change in Control Severance Agreement, dated April 4, 2007, between the Company and Michael J. Kroll (incorporated by reference to Exhibit 10.2 on Registrant’s Form 10-Q for the quarterly period ended October 3, 2010).

10.12
Amendment effective October 28, 2010 to Change in Control Retention Agreement, dated April 4, 2007, between the Company and Walt Oliwa (incorporated by reference to Exhibit 10.3 on Registrant’s Form 10-Q for the quarterly period ended October 3, 2010).

14	Code of Ethics of the Chief Executive Officer and the Chief Financial and Accounting Officer. (incorporated by reference to Exhibit 14 on Registrant’s Form 10-K for the year ended December 31, 2009).
14.1	Code of Business Conduct and Ethics. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.