Form 10-Q
period 2011-04-03
VALPEY FISHER CORP
filed 2011-05-16
CIK 85608

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

As of May 13, 2011, the number of shares outstanding of Registrant’s Common Stock, par value $.05 was 4,347,785.

Valpey-Fisher Corporation

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Valpey-Fisher Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	April 3,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$3,712	$4,451
Receivables, net	2,398	2,413
Inventories, net	1,596	1,458
Deferred income taxes	822	822
Other current assets	53	44
Total current assets	8,581	9,188

Property, plant and equipment, at cost	12,643	12,201
Less accumulated depreciation	10,667	10,530
	1,976	1,671

Other assets	225	216
Total assets	$10,782	$11,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,245	$1,033
Accrued liabilities	904	1,525
Total current liabilities	2,149	2,558

Deferred income taxes	285	253

Stockholders’ equity:
Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none	-	-
Common stock, $.05 par value- Authorized 10,000,000 shares;
Issued and outstanding: 4,347,785 and 4,328,527 shares	217	216
Capital surplus	5,776	5,743
Retained earnings	2,355	2,305
Total stockholders’ equity	8,348	8,264
Total liabilities and stockholders’ equity	$10,782	$11,075

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010

Net sales	$3,519	$3,567
Cost of sales	2,276	2,186
Gross profit	1,243	1,381

Operating expenses:
Selling and advertising	558	513
General and administrative	321	358
Research and development	294	328
Total operating expenses	1,173	1,199

Operating profit	70	182

Interest income	3	4
Earnings before income taxes	73	186
Income tax expense	23	91
Net earnings	$50	$95

Basic and diluted earnings per share	$.01	$.02

Basic weighted average shares	4,335	4,298
Diluted weighted average shares	4,641	4,343

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010

Cash flows from operating activities:
Net earnings	$50	$95
Adjustments to reconcile net earnings to net cash provided (used) by operating activities of continuing operations:
Depreciation	137	117
Provisions for inventory	17	25
Deferred income taxes	32	4
Stock-based compensation	8	15
Changes in operating assets and liabilities:
Receivables, net	15	(372)
Inventories	(155)	(311)
Other current assets	(9)	1
Accounts payable and accrued liabilities	(398)	351
Net cash (used) by operating activities of continuing operations	(303)	(75)
Cash flows from operating activities: - Discontinued Operations
Change in accrued liabilities	(11)	(5)
Net cash (used) by operating activities of discontinued operations	(11)	(5)
Net cash (used) by operating activities	(314)	(80)
Cash flows from investing activities:
Capital expenditures	(442)	(172)
Other, net	(9)	(8)
Net cash (used) by investing activities	(451)	(180)
Cash flows from financing activities:
Stock options exercised	26	-
Net cash provided by financing activities	26	-
Net (decrease) in cash and cash equivalents	(739)	(260)
Cash and cash equivalents:
Beginning of period	4,451	4,053
End of period	$3,712	$3,793

Supplemental Cash Flow Information
Cash paid during the period by continuing operations for income taxes	$-	$-

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

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

           The Company has evaluated all subsequent events through the date these financial statements are being filed with the Securities & Exchange Commission and has determined there were no events or transactions deemed to be reportable.

2.      Stock Compensation Plans:

            At April 3, 2011, options for 77,090 shares are available for future grants to officers, key employees, and other individuals under the Company’s Stock Option Plans.  The option price and terms are recommended by the Company’s Compensation Committee to the Company’s Board of Directors for approval.  The maximum contractual term of an option is ten years.  The options granted may qualify as incentive stock options (“ISO’s”).  Compensation expense related to stock options granted is recognized ratably over the vesting period of the option.  The Company issues new shares upon the exercise of stock options.

            The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010

Cost of sales	$2	$3
Selling and advertising	2	2
General and administrative	3	7
Research and development	1	3
Pre-tax stock-based compensation expense	8	15
Income tax (benefit)	-	(1)
Net stock-based compensation expense	$8	$14

            The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for stock option grants during the three months ended April 4, 2010 listed in the table below.  No options were granted during the three months ended April 3, 2011.

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

A summary of the activity under all the Company’s stock option plans as of April 3, 2011 and the changes during the three month period then ended are as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2010	495,403	$1.29
Options granted	0
Options exercised	(19,258)	1.36
Options forfeited or expired	(3,852)	1.10
Outstanding at April 3, 2011	472,293	$1.29	3.5	$955,140

Exercisable at April 3, 2011	372,995	$1.26	3.5	$764,170

A summary of the status of the Company’s nonvested stock options as of April 3, 2011 and the changes during the three month period then ended are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2010	128,195	$.68
Granted	-	-
Vested	(28,897)	.80
Forfeited	-	-
Nonvested at April 3, 2011	99,298	$.64

            At April 3, 2011, there was approximately $45,000 of total unrecognized compensation cost related to nonvested stock options granted.  That cost is expected to be recognized as follows: $22,000 in 2011, $21,000 in 2012, and $2,000 in 2013.  The total grant-date fair value of stock options that vested during the three months ended April 3, 2011 was $23,200.

3.      Comprehensive Income (Loss):

            During the three months ended April 3, 2011 and April 4, 2010, there were no differences between comprehensive income (loss) and net income.

4.      Receivables, net:

Receivables, net of allowances, consist of the following (in thousands):

	April 3,	December 31,
	2011	2010
	(unaudited)
Accounts receivables, less allowance for doubtful accounts of $103 in 2011 and $100 in 2010	$2,286	$2,313
Refundable income taxes	112	100
	$2,398	$2,413

5.      Inventories, net:

Inventories, net of reserves of $1,212,400 in 2011 and $1,195,000 in 2010, consist of the following (in thousands):

	April 3,	December 31,
	2011	2010
	(unaudited)
Raw materials	$962	$866
Work in process	262	180
Finished goods	372	412
	$1,596	$1,458

6.     Earnings Per Share:

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

           The following table shows a reconciliation of weighted average shares (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010

Weighted average shares outstanding	4,335	4,298
Dilutive effect of stock options outstanding, using the treasury stock Method	306	45
Diluted weighted average shares outstanding	4,641	4,343

During the quarter ended April 4, 2010, stock options to purchase 208,044 common shares were not included in the computation of "Diluted Earnings per Share" because their inclusion would be anti-dilutive.

7.      Income Taxes:

           At April 3, 2011 and December 31, 2010, the Company had no reserves for unrecognized tax benefits on the balance sheet.

           There are currently no income tax examinations in progress.  The federal income tax returns for 2008 and 2009 and the state of Massachusetts tax returns for 2007 through 2009 are open tax years.  The Company’s policy is to include interest expense on underpayments of income taxes in our income tax provision whereas penalties are included in general and administrative expense.

8.      Credit Agreement and Commitments:

The Company has a loan agreement and security agreement with a bank that provides for a $1,000,000 Revolving Loan and a $1,000,000 Revolving Equipment Loan.  The Revolving Loan is due on demand and bears interest at the higher of the Bank’s base rate or 4%.  The Company had $799,000 available under this Revolving Loan at April 3, 2011, net of a $201,000 irrevocable standby letter of credit. This letter of credit has been issued as security for the Company’s performance under a remediation agreement with the New Jersey Department of Environmental Protection.  The Revolving Equipment Loan provides for a 3 year to 5 year term option at the election of the Company with an interest rate between 5.5% and 5.75% depending on the term.  There were no amounts outstanding under the Revolving Equipment Loan at April 3, 2011.  The Loans are secured by accounts receivable, inventory and equipment.  The loan agreement contains a quarterly financial covenant of a minimum debt service coverage of 1.20: 1 or a cash balance on deposit in specified accounts with the lending bank of $500,000.

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

Management believes that judgments and estimates related to our critical accounting policies could materially affect its consolidated financial statements.  Our most critical accounting policies, which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, pertain to accounts receivable, inventories and income taxes.  These policies continue to be our most critical accounting policies for the period covered by this report and there were no significant changes in the application of those policies during this reporting period.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $3,712,000 at April 3, 2011, a decrease of $739,000 from the December 31, 2010 balance.  During this period, our operations used cash of $314,000, investing activities used cash of $451,000, and financing activities generated $26,000 of cash.

The cash used in operations resulted from the net earnings of $50,000 and the net positive adjustments of $194,000 for the non-cash effects of depreciation and provisions for inventory, deferred income taxes and stock compensation offset by the net cash outflow of $558,000 from changes in our operating assets and liabilities.  The net cash outflow from changes in our operating assets and liabilities was mainly due to a decrease of $621,000 in accrued liabilities and a $155,000 increase in inventory offset in part by a $212,000 increase in accounts payable.  The main item accounting for the decrease in accrued liabilities was the $575,400 payment for the 2010 key employee bonus, 401k match, and profit sharing contribution.    The increase in inventory is mainly due to the increase in backlog and is also affected by the lead times of certain items.   The increase in accounts payable is primarily due to the timing of inventory and equipment purchases.

Capital expenditures during the three months ended April 3, 2011 amounted to $442,000 and related primarily to new production and test equipment capabilities in connection with the introduction of new products and enhancements to our existing products.

We believe that based on our current working capital, the expected cash flow from operations, and our borrowing availability under our current credit arrangement, our resources are sufficient to meet our financial needs and to fund our capital expenditures for the projected levels of business during the next twelve months.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Contractual Obligations

During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements.  At April 3, 2011, we had outstanding purchase commitments totaling approximately $1,762,000, all of which are expected to be fulfilled in 2011.   At April 3, 2011, we had no contractual obligations for capital leases, no material contractual obligation for operating leases and no long-term debt.

Results of Operations for the Three Months Ended April 3, 2011 Compared to the Three Months Ended April 4, 2010

During the three months ended April 3, 2011, net sales decreased $48,000 (1%) from the comparable period in 2010.  Sales decreased 15% and 20% in our standard and high-reliability products, respectively, mainly as a result of a decrease in the number of units sold and, to a lesser extent, from lower overall selling prices. Sales of our high precision products increased 18% mainly due to a 13% increase in the number of units sold. The sales decrease was mainly attributable to the backlog level at the beginning of 2011 being $261,000 lower than the backlog at the beginning of 2010.  Bookings during the three months ended April 3, 2011 were $103,000 (3%) higher than in the comparable period in 2010.  Our backlog amounted to $2,136,000 at April 3, 2011 compared to $1,762,000 at December 31, 2010 and $2,218,000 at April 4, 2010.

Our gross profit as a percentage of sales was 35% during the three months ended April 3, 2011 compared to 39% in the comparable 2010 period.  The decrease in the gross profit percentage was primarily due to an increase in overhead costs, as raw material and direct labor costs as a percentage of sales remained equal during both periods.  Increases in employee compensation and benefits, mainly due to an increase in headcount, and depreciation expense resulting from the capital expenditure additions were the main factors accounting for the overhead expense increase.

Selling and advertising expenses increased $45,000 (9%) during the three months ended April 3, 2011 over the comparable period in 2010.  An increase of $61,000 in employee compensation and benefits, mainly due to an increase in headcount, and a $13,000 increase in advertising expenses partially offset by a reduction of $34,000 in commission expense to outside sales representatives were the main reasons for the higher expense.

General and administrative expenses decreased $37,000 (10%) during the three months ended April 3, 2011 from the comparable 2010 period mainly as a result of lower employee compensation and benefits primarily due to a reduction in the key employee bonus plan expense in 2011.

During the three months ended April 3, 2011, research and development expenses decreased $34,000 (10%) from the comparable 2010 period.  This expense reduction was primarily the result of decreases of $19,000 in employee compensation and benefits resulting from a reduction in the key employee bonus plan expense, $5,000 in travel, and $4,900 in operating supplies.

Interest income amounted to $3,000 during the three months ended April 3, 2011 compared to $4,000 in the 2010 corresponding period as a result of the effect of interest rates being approximately 30 basis points lower during the 2011 period.

The estimated annual combined federal and state income tax rate for 2011 is 32% compared to 49% in 2010.  The 2011 rate differs from the expected combined rate of 40% mainly due to the effects of the research activities credit and state tax provisions.  The 2010 rate differs from the expected combined rate of 40% mainly due to the estimated taxable income level and the effects of nondeductible stock option and meals and entertainment expenses.

For the three months ended April 3, 2011, we reported an operating profit of $70,000 compared to an operating profit of $182,000 in 2010.  The $112,000 reduction in operating profit results from a $138,000 decrease in gross profit partially offset by a $26,000 decrease in operating expenses.  The lower gross profit was primarily due to an increase in overhead expenses.  We reported pre-tax earnings of $73,000 during the 2011 period compared to pre-tax earnings of $186,000 in the comparable 2010 period.  For the three months ended April 3, 2011, we reported net earnings of $50,000 versus net earnings of $95,000 in 2010.

Forward-Looking Statements

Certain statements made herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Words such as “expects”, “believes”, “estimates”, “plans” or similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on our current views and assumptions and involve risks and uncertainties that include, but not limited to:

●	our results for 2011 may be negatively impacted by the current global economic conditions and uncertainties,
●
a significant portion of our revenue is derived from sales to a few customers and  the loss of one or more of our significant customers could have an adverse impact on our operating results and financial condition,

●
a significant portion of our revenue is derived from products manufactured by one supplier and a significant change in the supplier’s manufacturing capability or in our relationship with this supplier could have an adverse impact on our operating results and financial condition,

●
our operating results and financial condition could be negatively affected if after receiving design wins from OEMs, which in turn outsource the manufacture of their products to electronics manufacturing services ("EMS") companies, we fail to negotiate terms and  successfully obtain orders from the EMS companies directly,

●
in order to eliminate the effects of currency fluctuations, we currently and historically have purchased products from our foreign suppliers in U.S. dollars. As exchange rates fluctuate, our cost for these products may become more expensive, thus we are less competitive, than our competitors that have taken measures to protect against exchange rate fluctuations,

●	our ability to develop, market and manufacture new innovative products competitively,
●	the fluctuations in product demand of the telecommunications industry, and our ability, including that of our suppliers to produce and deliver materials and products competitively

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at April 3, 2011, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $37,100 increase or decrease in interest income.

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

We carried out an evaluation, under the supervision and with our  management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of April 3, 2011.

          Changes in internal control.

Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended April 3, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item1A.     Risk Factors

Information regarding risk factors are set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010.  There have been no material changes from the risk factors previously disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 6.      Exhibits

10.1	Key Employee Bonus Plan for 2011. Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valpey-Fisher Corporation

Date: May 16, 2011	/s/ Michael J. Ferrantino, Jr.

Michael J. Ferrantino, Jr.
President and Chief Executive Officer

Date: May 16, 2011	/s/ Michael J. Kroll

Michael J. Kroll
Vice President, Treasurer and Chief Financial Officer