Form 10-Q
period 2011-07-03
VALPEY FISHER CORP
filed 2011-08-15
CIK 85608

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

As of August 12, 2011, the number of shares outstanding of Registrant’s Common Stock, par value $.05 was 4,350,206.

Valpey-Fisher Corporation

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements

Valpey-Fisher Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	July 3,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$3,115	$4,451
Receivables, net	2,961	2,413
Inventories, net	1,860	1,458
Deferred income taxes	822	822
Other current assets	64	44
Total current assets	8,822	9,188

Property, plant and equipment, at cost	12,960	12,201
Less accumulated depreciation	10,804	10,530
	2,156	1,671

Other assets	227	216
Total assets	$11,205	$11,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,208	$1,033
Accrued liabilities	1,059	1,525
Total current liabilities	2,267	2,558

Deferred income taxes	387	253

Stockholders’ equity:
Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none	-	-
Common stock, $.05 par value- Authorized 10,000,000 shares;
Issued and outstanding: 4,350,206 and 4,328,527 shares	218	216
Capital surplus	5,787	5,743
Retained earnings	2,546	2,305
Total stockholders’ equity	8,551	8,264
Total liabilities and stockholders’ equity	$11,205	$11,075

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	7/3/11	7/4/10	7/3/11	7/4/10

Net sales	$3,885	$3,799	$7,404	$7,367
Cost of sales	2,382	2,383	4,658	4,570
Gross profit	1,503	1,416	2,746	2,797

Operating expenses:
Selling and advertising	579	545	1,137	1,058
General and administrative	335	366	656	723
Research and development	309	310	603	639
	1,223	1,221	2,396	2,420

Operating profit	280	195	350	377

Interest income	2	4	5	9
Earnings before income taxes	282	199	355	386
Income tax expense	91	63	114	154
Net earnings	$191	$136	$241	$232

Basic earnings per share	$.04	$.03	$.06	$.05
Diluted earnings per share	$.04	$.03	$.05	$.05

Basic weighted average shares	4,348	4,301	4,342	4,300
Diluted weighted average shares	4,613	4,450	4,628	4,416

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2011	July 4, 2010
Cash flows from operating activities:
Net earnings	$241	$232
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities of continuing operations:
Depreciation	274	229
Provisions for inventory	43	50
Deferred income taxes	134	7
Stock-based compensation	16	26
Changes in operating assets and liabilities:
Receivables, net	(548)	(487)
Inventories	(445)	(326)
Other current assets	(20)	91
Accounts payable and accrued liabilities	(266)	604
Net cash provided (used) by operating activities of continuing operations	(571)	426
Cash flows from operating activities: - Discontinued Operations
Change in accrued liabilities	(25)	(15)
Net cash (used) by operating activities of discontinued operations	(25)	(15)
Net cash provided (used) by operating activities	(596)	411
Cash flows from investing activities:
Capital expenditures	(758)	(198)
Other assets, net	(11)	(10)
Net cash (used) by investing activities	(769)	(208)
Cash flows from financing activities:
Stock options exercised	29	10
Net cash provided by financing activities	29	10
Net increase (decrease) in cash and cash equivalents	(1,336)	213
Cash and cash equivalents:
Beginning of period	4,451	4,053
End of period	$3,115	$4,266

Supplemental Cash Flow Information
Cash paid during the period by continuing operations for income taxes	$-	$-

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

2.         Stock Compensation Plans:

At July 3, 2011, options for 35,040 shares are available for future grants to officers, key employees, and other individuals under the Company’s Stock Option Plans.  The option price and terms are recommended by the Company’s Compensation Committee to the Company’s Board of Directors for approval.  The maximum contractual term of an option is ten years.  The options granted may qualify as incentive stock options (“ISO’s”).  Compensation expense related to stock options granted is recognized ratably over the vesting period of the option.  The Company issues new shares upon the exercise of stock options.

The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

	3 Months Ended		6 Months Ended
	7/3/11	7/4/10	7/3/11	7/4/10

Cost of sales	$2	$3	$4	$6
Selling and advertising	1	1	3	3
General and administrative	3	5	6	12
Research and development	2	2	3	5
Pre-tax stock-based compensation expense	8	11	16	26
Income tax (benefit)	(1)	-	(1)	(1)
Net stock-based compensation expense	$7	$11	$15	$25

The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for stock option grants during the six months ended July 4, 2010 listed in the table below.  No options were granted during the six months ended July 3, 2011.

2010
Stock options granted	60,000
Weighted-average exercise price	$ 1.32
Weighted-average grant date fair value	$ .55
Assumptions:
Risk-free interest rate	2.4%
Expected volatility	46%
Expected term in years	4.8
Expected dividend yield	0%

The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term.  The expected volatility is calculated using the Black-Scholes model based on the historic prices for a period commensurate with the expected term.  The expected term of the option is determined by using historical data.

A summary of the activity under all the Company’s stock option plans as of July 3, 2011 and the changes during the six month period then ended are as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2010	495,403	$1.29
Options granted	0
Options exercised	(21,679)	1.35
Options forfeited or expired	(3,852)	1.10
Outstanding at July 3, 2011	469,872	$1.29	3.2	$677,600

Exercisable at July 3, 2011	370,774	$1.26	3.2	$544,220

A summary of the status of the Company’s nonvested stock options as of July 3, 2011 and the changes during the six month period then ended are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2010	128,195	$.68
Granted	-	-
Vested	(29,097)	.80
Forfeited	-	-
Nonvested at July 3, 2011	99,098	$.64

At July 3, 2011, there was approximately $37,000 of total unrecognized compensation cost related to nonvested stock options granted.  That cost is expected to be recognized as follows: $14,000 in 2011, $21,000 in 2012, and $2,000 in 2013.  The total grant-date fair value of stock options that vested during the six months ended July 3, 2011 was $23,200.

3.         Comprehensive Income (Loss):

During the three and six months ended July 3, 2011 and July 4, 2010, there were no differences between comprehensive income (loss) and net income.

4.         Receivables, net:

Receivables, net of allowances, consist of the following (in thousands):

	July 3,	December 31,
	2011	2010
	(unaudited)
Accounts receivable, less allowance for doubtful accounts of
$106 in 2011 and $100 in 2010	$2,827	$2,313
Refundable income taxes	134	100
	$2,961	$2,413

5.         Inventories, net:

Inventories, net of reserves of $1,237,500 in 2011 and $1,195,000 in 2010, consist of the following (in thousands):

	July 3,	December 31,
	2011	2010
	(unaudited)
Raw materials	$991	$866
Work in process	314	180
Finished goods	555	412
	$1,860	$1,458

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

The following table shows a reconciliation of weighted average shares (in thousands):

	Three Months Ended		Six Months Ended
	7/3/11	7/4/10	7/3/11	7/4/10
Weighted average shares outstanding	4,348	4,301	4,342	4,300
Dilutive effect of stock options outstanding,
using the treasury stock method	265	149	286	116
Diluted weighted average shares outstanding	4,613	4,450	4,628	4,416

During the three and six months ended July 4, 2010, stock options to purchase 53,415 and 138,415, respectively, common shares were not included in the computation of "Diluted Earnings per Share" because their inclusion would be anti-dilutive.

7.         Income Taxes:

At July 3, 2011 and December 31, 2010, the Company had no reserves for unrecognized tax benefits on the balance sheet.

There are currently no income tax examinations in progress.  The federal income tax returns for 2008 through 2010 and the state of Massachusetts tax returns for 2007 through 2010 are open tax years.  The Company’s policy is to include interest expense on underpayments of income taxes in our income tax provision whereas penalties are included in general and administrative expense.

8.         Credit Agreement and Commitments:

The Company has a loan agreement and security agreement with a bank that provides for a $1,000,000 Revolving Loan and a $1,000,000 Revolving Equipment Loan that expire on August 31, 2011.  The Revolving Loan is due on demand and bears interest at the higher of the Bank’s base rate or 4%.  The Company had $799,000 available under this Revolving Loan at July 3, 2011, net of a $201,000 irrevocable standby letter of credit. This letter of credit has been issued as security for the Company’s performance under a remediation agreement with the New Jersey Department of Environmental Protection.  The Revolving Equipment Loan provides for a 3 year to 5 year term option at the election of the Company with an interest rate between 5.5% and 5.75% depending on the term.  There were no amounts outstanding under the Revolving Equipment Loan at July 3, 2011.  The Loans are secured by accounts receivable, inventory and equipment.  The loan agreement contains a quarterly financial covenant of a minimum debt service coverage of 1.20: 1 or a cash balance on deposit in specified accounts with the lending bank of $500,000.

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

In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income.  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.   This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The adoption of this ASU will not have a significant impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.

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

Liquidity and Capital Resources

Cash and cash equivalents amounted to $3,115,000 at July 3, 2011, a decrease of $1,336,000 from the December 31, 2010 balance.  During this period, our operations used cash of $596,000, investing activities used cash of $769,000, and financing activities generated $29,000 of cash.

The cash used in operations resulted from the net earnings of $241,000 and the net positive adjustments of $467,000 for the non-cash effects of depreciation and provisions for inventory, deferred income taxes and stock compensation offset by the net cash outflow of $1,304,000 from changes in our operating assets and liabilities.  The net cash outflow from changes in our operating assets and liabilities was mainly due to increases of $548,000 and $445,000 in receivables, net and inventory, respectively, and a decrease of $466,000 in accrued liabilities offset in part by a $175,000 increase in accounts payable.  The increase of $548,000 in receivables, net over the 2010 amount was mainly due to an increase in the current year’s quarterly sales over the 2010 4th quarter sales and, to a lesser extent, to an 8% increase in the days sales outstanding.  The increase in inventory is mainly due to the increase in backlog and is also affected by the lead times of certain items and customer delivery requirements.   The main item accounting for the decrease in accrued liabilities was the $575,400 payment for the 2010 key employee bonus, 401k match, and profit sharing contribution.   The increase in accounts payable is primarily due to the timing of inventory and equipment purchases.

Capital expenditures during the six months ended July 3, 2011 amounted to $758,000 and related primarily to adding new production and test equipment capabilities in connection with the introduction of new products and enhancements to our existing products.

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

Contractual Obligations

During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements.  At July 3, 2011, we had outstanding purchase commitments totaling approximately $1,354,000, all of which are expected to be fulfilled in 2011.   At July 3, 2011, we had no contractual obligations for capital leases, no material contractual obligation for operating leases and no long-term debt.

Results of Operations for the Three and Six Months Ended July 3, 2011 Compared to the Three and Six Months Ended July 4, 2010

During the three months ended July 3, 2011, net sales increased $86,000 (2%) over the comparable 2010 period.  Sales in all product lines increased over the 2010 period, except for our high precision product line where sales decreased 9% from the 2010 period.  The product line sales increases were primarily due to an increase in the overall average selling prices.  The sales decrease in the high precision line was primarily due to a lower beginning backlog in the 2011 period and resulted primarily from an overall average price reduction as the number of units sold increased about 29%.  During the six months ended July 3, 2011, net sales increased $38,000 (1%) over the comparable 2010 period.  Sales in all product lines increased over the 2010 period, except for the standard product line where sales decreased 8% from the 2010 period.   The product line sales increases were mainly due to a 29% increase in the units sold, partially offset by an 18% overall reduction in the average selling prices.  The decrease in the standard product line was mainly due to a 2% reduction in unit sales mainly resulting from a lower beginning backlog in the 2011 period.  The order backlog at the beginning of the 2011 was $1,762,000 or $261,000 lower than the backlog at the beginning of 2010. Bookings during the three and six months ended July 3, 2011 were $384,000 (10%) and $487,000 (6%), respectively, higher than the comparable periods in 2010.  Our backlog amounted to $2,403,000 at July 3, 2011 versus $2,207,000 at July 4, 2010.

During the three months ended July 3, 2011, gross profit as a percentage of sales was 39% compared to 37% in the comparable 2010 period.  The increase in margin resulted from the 2011 raw material costs as a percentage of sales being about 4 percentage points lower than in 2010 partially offset by a 14% increase in overhead expenses.  During the six months ended July 3, 2011, gross profit as a percentage of sales was 37% compared to 38% in the comparable 2010 period.  The decrease in margin was attributable to a 13% increase in overhead expenses partially offset by a 2 percentage point decrease in raw material costs.  During both periods direct labor costs as a percentage of sales remained equal.  Increases in employee compensation and benefits, mainly due to an increase in headcount, depreciation expense resulting from the capital expenditure additions and operating supplies were the main factors accounting for the overhead expense increases in both periods.  The decreases in raw material costs as a percentage of sales during both periods were mainly due to changes in the product mix of sales.

Selling and advertising expenses increased $34,000 (6%) during the three months ended July 3, 2011 over the comparable period in 2010.   An increase of $39,000 in employee compensation and benefits, mainly due to an increase in headcount, and a $13,000 increase in advertising expenses partially offset by a reduction of $30,000 in commission expense to outside sales representatives were the main reasons for the higher expense.  Selling and advertising expenses increased $79,000 (7%) during the six months ended July 3, 2011 over the comparable period in 2010.  An increase of $100,000 in employee compensation and benefits, mainly due to an increase in headcount, and a $25,000 increase in advertising expenses partially offset by a reduction of $65,000 in commission expense to outside sales representatives were the main reasons for the higher expense.

General and administrative expenses decreased $31,000 (8%) and $67,000 (9%) during the three and six  months ended July 3, 2011,respectively, from the comparable 2010 periods mainly as a result of lower employee compensation and benefits primarily due to a reduction in the key employee bonus plan expense in 2011.

During the three months ended July 3, 2011, research and development expenses remained level with the comparable 2010 period.  During the six months ended July 3, 2011, research and development expenses decreased $36,000 (6%) from the comparable 2010 period.  This expense reduction was primarily the result of decreases of $31,000 in employee compensation and benefits resulting from a reduction in the key employee bonus plan expense and $6,000 in travel expenses.

The decreases in interest income during the 2011 periods compared to the 2010 corresponding periods results from the effect of interest rates being approximately 30 basis points lower during the 2011 periods.

The estimated annual combined federal and state income tax rate for 2011 is 32% compared to 40% in 2010.  The 2011 rate differs from the expected combined rate of 40% mainly due to the effects of the research activities credit and state tax provisions.

For the three months ended July 3, 2011, we reported an operating profit of $280,000 compared to an operating profit of $195,000 in 2010.  The $85,000 increase in operating profit results primarily from the increase in gross profit as operating expenses remained equal during the periods.  The higher gross profit was primarily due to lower raw material costs as a percentage of sales, partially offset by an increase in overhead expenses.  We reported pre-tax earnings of $282,000 during the 2011 period compared to pre-tax earnings of $199,000 in the comparable 2010 period.  For the three months ended July 3, 2011, we reported net earnings of $191,000 versus net earnings of $136,000 in 2010.

For the six months ended July 3, 2011, we reported an operating profit of $350,000 compared to an operating profit of $377,000 in 2010.  The $27,000 decrease in operating profit results primarily from a decrease in gross profit partially offset by a reduction in operating expenses.  The lower gross profit was primarily due to an increase in overhead expenses partially offset by lower raw material costs as a percentage of sales.  We reported pre-tax earnings of $355,000 during the 2011 period compared to pre-tax earnings of $386,000 in the comparable 2010 period.  For the six months ended July 3, 2011, we reported net earnings of $241,000 versus net earnings of $232,000 in 2010.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at July 3, 2011, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $31,200 increase or decrease in interest income.

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

We carried out an evaluation, under the supervision and with our  management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of July 3, 2011.

Changes in internal control.

Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended July 3, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.   Exhibits

4.1	Letter dated June 24, 2011 extending the Middlesex Savings Bank Working Capital Line of Credit and Equipment Line of Credit until August 31, 2011. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valpey-Fisher Corporation

Date: August 15, 2011	/s/ Michael J. Ferrantino, Jr.

Michael J. Ferrantino, Jr.
President and Chief Executive Officer

Date: August 15, 2011	/s/ Michael J. Kroll

Michael J. Kroll
Vice President, Treasurer and Chief Financial Officer