Form 10-Q
period 2011-10-02
VALPEY FISHER CORP
filed 2011-11-14
CIK 85608

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

As of November 10, 2011, the number of shares outstanding of Registrant’s Common Stock, par value $.05 was 4,350,206.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Valpey-Fisher Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	October 2,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$3,499	$4,451
Receivables, net	2,954	2,413
Inventories, net	2,136	1,458
Deferred income taxes	887	822
Other current assets	90	44
Total current assets	9,566	9,188

Property, plant and equipment, at cost	13,237	12,201
Less accumulated depreciation	10,940	10,530
	2,297	1,671

Other assets	229	216
Total assets	$12,092	$11,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,360	$1,033
Accrued liabilities	1,493	1,525
Total current liabilities	2,853	2,558

Deferred income taxes	492	253

Stockholders’ equity:
Preferred stock, $1.00 par value- Authorized 1,000,000 shares; issued none	-	-
Common stock, $.05 par value- Authorized 10,000,000 shares;
Issued and outstanding: 4,350,206 and 4,328,527 shares	218	216
Capital surplus	5,794	5,743
Retained earnings	2,735	2,305
Total stockholders’ equity	8,747	8,264
Total liabilities and stockholders’ equity	$12,092	$11,075

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	10/2/2011	10/3/2010	10/2/2011	10/3/2010

Net sales	$4,067	$3,803	$11,472	$11,170
Cost of sales	2,544	2,310	7,202	6,879
Gross profit	1,523	1,493	4,270	4,291

Operating expenses:
Selling and advertising	552	542	1,689	1,601
General and administrative	363	356	1,019	1,079
Research and development	332	325	936	964
	1,247	1,223	3,644	3,644

Operating profit	276	270	626	647

Interest income	2	4	7	13
Earnings before income taxes	278	274	633	660
Income tax expense	89	100	203	255
Net earnings	$189	$174	$430	$405

Basic earnings per share	$.04	$.04	$.10	$.09
Diluted earnings per share	$.04	$.04	$.09	$.09

Basic weighted average shares	4,350	4,306	4,344	4,302
Diluted weighted average shares	4,579	4,496	4,615	4,450

See notes to consolidated condensed financial statements.

Valpey-Fisher Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	10/2/2011	10/3/2010
Cash flows from operating activities:
Net earnings	$430	$405
Adjustments to reconcile net earnings to net cash provided (used) by operating activities of continuing operations:
Depreciation	410	328
Provisions for inventory	135	50
Deferred income taxes	174	31
Stock-based compensation	24	34
Changes in operating assets and liabilities:
Receivables, net	(541)	(874)
Inventories	(813)	(306)
Other current assets	(46)	83
Accounts payable and accrued liabilities	118	1,081
Net cash provided (used) by operating activities of continuing operations	(109)	832
Cash flows from operating activities: - Discontinued Operations
Change in accrued liabilities	(29)	(21)
Net cash (used) by operating activities of discontinued operations	(29)	(21)
Net cash provided (used) by operating activities	(138)	811
Cash flows from investing activities:
Capital expenditures	(830)	(348)
Other assets, net	(13)	(11)
Net cash (used) by investing activities	(843)	(359)
Cash flows from financing activities:
Stock options exercised	29	11
Change in restricted cash	-	(201)
Net cash provided (used) by financing activities	29	(190)
Net increase (decrease) in cash and cash equivalents	(952)	262
Cash and cash equivalents:
Beginning of period	4,451	4,053
End of period	$3,499	$4,315

Supplemental Cash Flow Information
Cash paid during the period by continuing operations for income taxes	$-	$177

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

2.    Stock Compensation Plans:

At October 2, 2011, options for 35,040 shares are available for future grants to officers, key employees, and other individuals under the Company’s Stock Option Plans.  The option price and terms are recommended by the Company’s Compensation Committee to the Company’s Board of Directors for approval.  The maximum contractual term of an option is ten years.  The options granted may qualify as incentive stock options (“ISO’s”).  Compensation expense related to stock options granted is recognized ratably over the vesting period of the option.  The Company issues new shares upon the exercise of stock options.

The Company recorded the following stock-based compensation expense in the Consolidated Statement of Operations (in thousands):

	3 Months Ended		9 Months Ended
	10/2/2011	10/3/2010	10/2/2011	10/3/2010

Cost of sales	$2	$2	$6	$8
Selling and advertising	1	1	4	4
General and administrative	3	3	9	15
Research and development	1	2	4	7
Pre-tax stock-based compensation expense	7	8	23	34
Income tax (benefit)	-	(1)	(1)	(2)
Net stock-based compensation expense	$7	$7	$22	$32

The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for stock option grants during the nine months ended October 3, 2010 listed in the table below.  No options were granted during the nine months ended October 2, 2011.

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

A summary of the activity under all the Company’s stock option plans as of October 2, 2011 and the changes during the nine month period then ended are as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2010	495,403	$1.29
Options granted	0
Options exercised	(21,679)	1.35
Options forfeited or expired	(3,852)	1.10
Outstanding at October 2, 2011	469,872	$1.29	3.0	$499,049

Exercisable at October 2, 2011	391,538	$1.27	2.9	$421,140

A summary of the status of the Company’s nonvested stock options as of October 2, 2011 and the changes during the nine month period then ended are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2010	128,195	$.68
Granted	-	-
Vested	(49,861)	.85
Forfeited	-	-
Nonvested at October 2, 2011	78,334	$.57

At October 2, 2011, there was approximately $30,000 of total unrecognized compensation cost related to nonvested stock options granted.  That cost is expected to be recognized as follows: $7,000 in 2011, $21,000 in 2012, and $2,000 in 2013.  The total grant-date fair value of stock options that vested during the nine months ended October 2, 2011 was $42,300.

3.    Comprehensive Income (Loss):

During the three and nine months ended October 2, 2011 and October 3, 2010, there were no differences between comprehensive income (loss) and net income.

4.    Receivables, net:

Receivables, net of allowances, consist of the following (in thousands):

	October 2,	December 31,
	2011	2010
	(unaudited)
Accounts receivable, less allowance for doubtful accounts of $106 in 2011 and $100 in 2010	$2,857	$2,313
Refundable income taxes	97	100
	$2,954	$2,413

5.    Inventories, net:

Inventories, net of reserves of $1,330,000 in 2011 and $1,195,000 in 2010, consist of the following
(in thousands):

	October 2	December 31,
	2011	2010
	(unaudited)
Raw materials	$1,211	$866
Work in process	343	180
Finished goods	582	412
	$2,136	$1,458

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

The following table shows a reconciliation of weighted average shares (in thousands):

	Three Months Ended		Nine Months Ended
	10/2/2011	10/3/2010	10/2/2011	10/3/2010
Weighted average shares outstanding	4,350	4,306	4,344	4,302
Dilutive effect of stock options outstanding, using the treasury stock method	229	190	271	148
Diluted weighted average shares outstanding	4,579	4,496	4,615	4,450

During the three and nine months ended October 3, 2010, stock options to purchase 36,125 and 53,415, respectively, common shares were not included in the computation of "Diluted Earnings per Share" because their inclusion would be anti-dilutive.

7.   Income Taxes:

At October 2, 2011 and December 31, 2010, the Company had no reserves for unrecognized tax benefits on the balance sheet.

There are currently no income tax examinations in progress.  The federal income tax returns and various state tax returns for 2008 through 2010 are open tax years.

8.    Credit Agreement and Commitments:

The Company has a loan agreement and security agreement with a bank that provides for a $1,000,000 Revolving Loan and a $1,000,000 Revolving Equipment Loan that expire on June 30, 2012.  The Revolving Loan is due on demand and bears interest at the higher of the Bank’s base rate or 4%.  The Company had $799,000 available under this Revolving Loan at October 2, 2011, net of a $201,000 irrevocable standby letter of credit. This letter of credit has been issued as security for the Company’s performance under a remediation agreement with the New Jersey Department of Environmental Protection.  The Revolving Equipment Loan provides for a 3 year to 5 year term option at the election of the Company with an interest rate between 5.5% and 5.75% depending on the term.  There were no amounts outstanding under the Revolving Equipment Loan at October 2, 2011.  The Loans are secured by accounts receivable, inventory and equipment.  The loan agreement contains a quarterly financial covenant of a minimum debt service coverage of 1.20: 1 or a cash balance on deposit in specified accounts with the lending bank of $500,000.

9.    Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, which is an update to Topic 820, “Fair Value Measurement and Disclosures”. This update establishes further disclosure requirements regarding transfers in and out of levels 1 and 2 (effective for all interim and annual reporting periods beginning after December 15, 2009) and activity in level 3 fair value measurements (effective for all interim and annual reporting periods beginning after December 15, 2010). The update also provides clarification as to the level of disaggregation for each class of assets and liabilities, requires disclosures about inputs and valuation techniques, and also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.  The adoption of this standard has not and is not expected to have a material impact on the Company’s financial position or results of operation.

In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income.  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.   This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The adoption of this ASU will not have a significant impact on the Company’s financial position or results of operation as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-8 which amends the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this standard is not expected to have a material impact on its financial position or results of operations.

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

Liquidity and Capital Resources

Cash and cash equivalents amounted to $3,499,000 at October 2, 2011, a decrease of $952,000 from the December 31, 2010 balance.  During this period, our operations used cash of $138,000, investing activities used cash of $843,000 and financing activities generated $29,000 of cash.

The cash used in operations resulted from the net earnings of $430,000 and the net positive adjustments of $743,000 for the non-cash effects of depreciation and provisions for inventory, deferred income taxes and stock compensation offset by the net cash outflow of $1,311,000 from changes in our operating assets and liabilities.  The net cash outflow from changes in our operating assets and liabilities was mainly due to increases of $813,000 and $541,000 in inventory and receivables, net, respectively.  The increase in inventory is mainly due to the increase in backlog and is also affected by the lead times of certain items and customer delivery requirements.  The increase of $541,000 in receivables, net over the 2010 amount was mainly due to an increase in the current year’s quarterly sales over the 2010 4th quarter sales and, to a lesser extent, to a 7% increase in the days’ sales outstanding.

Capital expenditures during the nine months ended October 2, 2011 amounted to $830,000 and related primarily to adding new production and test equipment capabilities in connection with the introduction of new products and enhancements to our existing products.

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

Contractual Obligations

During the normal course of business, we incur certain commitments to make future payments for the purchase of inventory, equipment, and production supplies based on projected requirements.  At October   2, 2011, we had outstanding purchase commitments totaling approximately $1,568,000, all of which are expected to be fulfilled in 2011.   At October 2, 2011, we had no contractual obligations for capital leases, no material contractual obligation for operating leases and no long-term debt.

Results of Operations for the Three and Nine Months Ended October 2, 2011 Compared to the Three and Nine Months Ended October 3, 2010

During the three months ended October 2, 2011, net sales increased $264,000 (7%) over the comparable 2010 period.  Sales in all product lines increased over the 2010 period primarily due to an overall increase in the weighted average selling prices of approximately 1%.  While the actual number of units sold increased about 6% over the 2010 period, the actual sales dollars attributable to these unit sales decreased by $129,000 due to changes in product mix.  During the nine months ended October 2, 2011, net sales increased $302,000 (3%) over the comparable 2010 period.  Sales in all product lines increased over the 2010 period, except for the standard product line where sales decreased 4% from the 2010 period.   The product line sales increases were mainly due to a 1% increase in the weighted average selling prices.  While the actual number of units sold increased about 2% over the 2010 period, the actual sales dollars attributable to these unit sales decreased by $80,000 due to changes in product mix. The decrease in the standard product line was mainly due to a 4% reduction in unit sales mainly resulting from a lower beginning backlog in the 2011 period.  The total order backlog at the beginning of the 2011 was $1,762,000 or $261,000 lower than the backlog at the beginning of 2010. Bookings during the three and nine  months ended October 2, 2011 were $247,000 (7%) and $734,000 (6%), respectively, higher than the comparable periods in 2010.  Our backlog amounted to $2,379,000 at October 2, 2011 versus $2,201,000 at October 3, 2010.

During the three months ended October 2, 2011, gross profit as a percentage of sales was 37% compared to 39% in the comparable 2010 period.  The decrease in the 2011 margin resulted primarily from the $93,000 increased provision for slow moving inventory. During this period, all other costs as a percentage of sales remained equal to the 2010 period.  During the nine months ended October 2, 2011, gross profit as a percentage of sales was 37% compared to 38% in the comparable 2010 period.  The decrease in margin was attributable to an 11% increase in overhead expenses partially offset by a 1 percentage point decrease in raw material costs.  The main factors accounting for the overhead expense increase in the period were increases in employee compensation and benefits, mainly due to an increase in headcount, depreciation expense resulting from the capital expenditure additions and freight in.  The decrease in raw material cost as a percentage of sales was mainly due to changes in the product mix of sales partially offset by an increased provision for slow moving inventory.  During the period direct labor costs as a percentage of sales remained equal

Selling and advertising expenses increased $10,000 (2%) during the three months ended October 2, 2011 over the comparable period in 2010.   An increase of $23,000 in employee compensation and benefits, mainly due to an increase in headcount, and a $13,000 increase in advertising expenses partially offset by reductions of $18,000 in commission expense to outside sales representatives and $8,000 in travel expenses were the main reasons for the higher expense.  Selling and advertising expenses increased $88,000 (5%) during the nine months ended October 2, 2011 over the comparable period in 2010.  An increase of $123,000 in employee compensation and benefits, mainly due to an increase in headcount, and a $38,000 increase in advertising expenses partially offset by a reduction of $83,000 in commission expense to outside sales representatives were the main reasons for the higher expense.

During the three months ended October 2, 2011, general and administrative expenses increased $7,000 over the comparable 2010 period.  During the nine months ended October 2, 2011, general and administrative expenses decreased $60,000 (6%) from the comparable 2010 period mainly as a result of lower employee compensation and benefits primarily due to a reduction in the key employee bonus plan expense in 2011.

During the three months ended October 2, 2011, research and development expenses increased $7,000 over the comparable 2010 period.  During the nine months ended October 2, 2011, research and development expenses decreased $28,000 (3%) from the comparable 2010 period.  This expense reduction was primarily the result of decreases of $23,000 in employee compensation and benefits resulting from a reduction in the key employee bonus plan expense and $6,000 in travel expenses.

The decreases in interest income during the 2011 periods compared to the 2010 corresponding periods results from the effect of interest rates being approximately 30 basis points lower during the 2011 periods.

The estimated annual combined federal and state income tax rate for 2011 is 32% compared to 39% in 2010.  The decrease in the effective tax rates is due to the effects of the research activities credit and state tax provisions.

For the three months ended October 2, 2011, we reported an operating profit of $276,000 compared to an operating profit of $270,000 in 2010.  The $6,000 increase in operating profit results primarily from a $30,000 increase in gross profit partially offset by a $24,000 increase in operating expenses.  We reported pre-tax earnings of $278,000 during the 2011 period compared to pre-tax earnings of $274,000 in the comparable 2010 period.  For the three months ended October 2, 2011, we reported net earnings of $189,000 versus net earnings of $174,000 in 2010.

For the nine months ended October 2, 2011, we reported an operating profit of $626,000 compared to an operating profit of $647,000 in 2010.  The $21,000 decrease in operating profit results from a decrease in gross profit resulting from an increase in overhead expenses partially offset by lower raw material costs as a percentage of sales.  We reported pre-tax earnings of $633,000 during the 2011 period compared to pre-tax earnings of $660,000 in the comparable 2010 period.  For the nine months ended October 2, 2011, we reported net earnings of $430,000 versus net earnings of $405,000 in 2010.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our cash balances in excess of operating requirements are currently invested in money market accounts. These money market accounts are subject to interest rate risk and interest income will fluctuate in relation to general money market rates. Based on the cash and cash equivalent balance at October 2, 2011, and assuming the balance was totally invested in money market instruments for the full year, a hypothetical 1% point increase or decrease in interest rates would result in an approximate $35,000 increase or decrease in interest income.

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

We carried out an evaluation, under the supervision and with our  management, including our President and Chief Executive Officer and our Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of October 2, 2011.

          Changes in internal control.

Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended October 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.     Exhibits

4.1	Letter dated August 31, 2011 extending the Middlesex Savings Bank Working Capital Line of Credit and Equipment Line of Credit until June 30, 2012. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valpey-Fisher Corporation

Date: November 11, 2011	/s/ Michael J. Ferrantino, Jr.

Michael J. Ferrantino, Jr.
President and Chief Executive Officer

Date: November 11, 2011	/s/ Michael J. Kroll

Michael J. Kroll
Vice President, Treasurer and Chief Financial Officer